Form 10-Q
period 1994-01-01
WLR FOODS INC
filed 1994-02-15
CIK 760775

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934
    For the quarterly period ended January 1, 1994

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________ to _________

                    COMMISSION FILE NUMBER 0-17060

                            WLR FOODS, INC.
        (Exact name of Registrant as specified in its charter)

              Virginia                       54-1295923
    (State or other jurisdiction          (I.R.S. Employer
        of incorporation)                Identification No.)

                            P.O. Box 7000
                      Broadway, Virginia  22815
(Address including Zip Code of Registrant's principal executive offices)

                            (703) 896-7001
         (Registrant's telephone number, including area code)

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at February 1, 1994 was 10,967,193 shares.

                                              Total Number of
                                              Sequentially Numbered
                                              Pages is 111

                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                   WLR FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                       (unaudited)
                                            Jan. 1, 1994  July 3, 1993
ASSETS
Current Assets
  Cash and cash equivalents                         $465          $680
  Accounts receivable, less allowance for doubt-
    ful accounts of $366 & $363, respectively.    37,928        41,090
  Inventories (Note 2)                            78,056        76,728
  Other current assets                             8,414         1,309
                                                  ------        ------
  Total current assets                           124,863       119,807

Investments                                          814           720
Property, plant and equipment, net               139,707       140,540
Other assets                                       4,054         4,559
                                                 -------       -------
TOTAL ASSETS                                    $269,438      $265,626
                                                 =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                          $8,300       $12,900
  Current maturities of long-term debt             6,334         6,381
  Excess checks over bank balances                 4,309         7,213
  Trade accounts payable                          18,590        18,451
  Accrued expenses                                10,094        15,687
  Federal and state income taxes                    ---            790
  Current deferred taxes                           8,055          ---
  Other current liabilities                          877           876
                                                  ------        ------
    Total current liabilities                     56,559        62,298
Long-term debt, excluding current maturities      52,337        52,253
Deferred income taxes                              9,292         6,190
Minority interest in consolidated subsidiary         463           441
Other liabilities and deferred credits             2,134         2,189
                                                  ------        ------
TOTAL LIABILITIES                                120,785       123,371
Shareholders' equity:
  Common stock, no par value.  Authorized
    100,000,000 shares; issued and outstanding
    10,964,776 & 10,951,069 shares, respectively  60,787        60,552
  Additional paid-in capital                       3,253         3,253
  Retained earnings                               84,613        78,450
                                                  ------        ------
    Total shareholders' equity                   148,653       142,255
                                                 -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $269,438      $265,626
                                                 =======       =======
______________________________________________________________________
See accompanying Notes to Consolidated Financial Statements.

WLR FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
______________________________________________________________________
(unaudited)                                 Thirteen Weeks Ended
Dollars in thousands,
 except per share data                   Jan. 1, 1994     Dec 26, 1992
______________________________________________________________________

Net sales                                  $182,315         $146,619
Cost of sales                               159,419          127,487
                                            -------          -------
  Gross profit                               22,896           19,132
Selling, general and adminis-
  trative expenses                           14,995           13,530
                                             ------           ------
  Operating income                            7,901            5,602
Other expense:
  Interest expense                            1,245              817
  Miscellaneous expense (income)                (75)             (88)
                                              -----            -----
  Other expense                               1,170              729
                                              -----            -----
Earnings before incomes taxes and
  minority interest                           6,731            4,873
Income tax expense                            2,591            1,852
Minority interest in net earnings
  of consolidated subsidiary                      7                2
                                              -----            -----
NET EARNINGS                                 $4,133           $3,019
LESS PREFERRED DIVIDENDS DECLARED              ---               516
                                              -----            -----
NET EARNINGS AVAILABLE TO COMMON
  SHAREHOLDERS                               $4,133           $2,503
                                              =====            =====
NET EARNINGS PER COMMON SHARE (PRIMARY)       $0.37            $0.29

NET EARNINGS PER COMMON SHARE (FULLY DILUTED) $0.37            $0.29

DIVIDENDS DECLARED PER COMMON SHARE           $0.08            $0.08

AVERAGE COMMON SHARES OUTSTANDING (PRIMARY) 10,962,799      8,589,821

AVERAGE COMMON SHARES OUTSTANDING
  (FULLY DILUTED)                           10,962,799     10,228,935


See accompanying Notes to Consolidated Financial Statements.

WLR FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
______________________________________________________________________
(unaudited)                                 Twenty-Six Weeks Ended
(Dollars in thousands,
 except per share data)                  Jan. 1, 1994    Dec. 26, 1992
_______________________________________________________________________

Net sales                                  $361,343         $287,367
Cost of sales                               315,810          247,360
                                            -------          -------
  Gross profit                               45,533           40,007
Selling, general and adminis-
  trative expenses                           30,339           27,115
                                             ------           ------
  Operating income                           15,194           12,892
Other expense:
  Interest expense                            2,503            1,491
  Miscellaneous expense (income)               (219)            (182)
                                              -----            -----
  Other expense                               2,284            1,309
                                              -----            -----
Earnings before incomes taxes and
  minority interest                          12,910           11,583
Income tax expense                            4,970            4,368
Minority interest in net earnings
  of consolidated subsidiary                     23               13
                                             ------           ------
NET EARNINGS                                 $7,917           $7,202
LESS PREFERRED DIVIDENDS DECLARED              ---             1,032
                                              -----            -----
NET EARNINGS AVAILABLE TO COMMON
  SHAREHOLDERS                               $7,917           $6,170
                                              =====            =====
NET EARNINGS PER COMMON SHARE (PRIMARY)       $0.72            $0.72

NET EARNINGS PER COMMON SHARE (FULLY DILUTED) $0.72            $0.71

DIVIDENDS DECLARED PER COMMON SHARE           $0.16            $0.16

AVERAGE COMMON SHARES OUTSTANDING (PRIMARY) 10,959,496      8,537,164

AVERAGE COMMON SHARES OUTSTANDING
  (FULLY DILUTED)                           10,959,496     10,176,278
_____________________________________________________________________
See accompanying Notes to Consolidated Financial Statements.

WLR FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________
(unaudited)                                 Twenty-Six Weeks Ended
Dollars in thousands                      Jan. 1, 1994   Dec. 26, 1992
________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $7,917        $7,202
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
Depreciation and amortization                    10,510         7,835
Gain on sale of property, plant and equipment       (27)           (7)
Deferred income taxes                             9,149           437
Other, net                                          449           218
Change in operating assets and liabilities:
  Decrease in accounts receivable                 3,162         3,745
  (Increase) decrease in inventories             (1,328)        1,362
  (Increase) decrease in other current assets    (7,105)          300
  Increase (decrease) in accounts payable           139          (808)
  Decrease in accrued expenses and other         (5,520)       (3,445)
                                                  -----         -----
Net Cash Provided by Operating Activities        17,346        16,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment       (8,106)      (21,588)
Proceeds from sales of property, plant
  and equipment                                      45            70
Cash used in acquisition                           ---         (1,176)
Investments in other assets                         (38)         (407)
Minority interest in net earnings of
  consolidated subsidiary                            22            13
                                                  -----         -----
Net Cash Used in Investing Activities            (8,077)      (23,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt               (461)         (326)
Proceeds from long-term debt                        ---        10,000
Notes payable to banks(net of principal payments)(4,600)       (2,168)
Increase (decrease) in checks drawn not presented(2,904)        1,210
Issuance of stock                                   235          ---
Dividends paid                                   (1,754)       (2,339)
                                                  -----         -----
Net Cash Provided by (used in) Financing
  Activities                                     (9,484)        6,377
                                                  -----         -----
Increase (Decrease) in Cash and Cash Equivalents   (215)          128
                                                    ---           ---
Cash and Cash Equivalents at Beginning of
  Fiscal Year                                       680           361
                                                    ---           ---
Cash and Cash Equivalents at End of Period         $465          $489
                                                    ===           ===
Supplemental cash flow information:
Cash paid for:
  Interest                                       $2,387        $1,986
  Income taxes                                    2,131         5,722
======================================================================

The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

The adoption of SFAS 109 necessitated the reclassification of certain amounts of deferred tax which had been previously netted with the related assets and liabilities under APB Opinion 11. The following is a summary of those reclassifications:

               Fixed Assets             $1,589
               Long-term debt              498
               Current taxes payable      (857)
               Current deferred taxes      413
               Long-term deferred taxes  1,535

These reclassifications are only reported to reconcile the Statement of Cash Flows for the period ended January 1, 1994.

See accompanying Notes to Consolidated Financial Statements.

WLR FOODS, INC.
Notes to Consolidated Financial Statements
======================================================================

1.  Accounting Policies:

The consolidated financial statements include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of January 1, 1994, the consolidated statements of earnings for the thirteen week and twenty-six week periods ended January 1, 1994 and December 26, 1992, and the consolidated statements of cash flows for the twenty-six week periods ended January 1, 1994 and December 26, 1992 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended July 3, 1993. In both, the accounting policies and principles used are consistent in all material respects. Certain fiscal 1993 amounts have been reclassified to conform with fiscal 1994 presentations.

2.  Inventories

A summary of inventories at January 1, 1994 and July 3, 1993 follows:

______________________________________________________________________
                                           (unaudited)
Dollars in thousands                      Jan. 1, 1994    July 3, 1993
______________________________________________________________________
Live poultry and breeder flocks             $39,677         $34,588
Processed poultry and meat products          18,207          23,057
Packaging supplies, parts and other          12,973          12,439
Feed, grain and eggs                          7,199           6,644
                                             ------          ------
Total inventories                           $78,056         $76,728
                                             ======          ======

3.  Change in Accounting Principle

Effective July 4, 1993, the Company adopted SFAS Statement 109 using the cumulative effect of a change in accounting principle. There was no cumulative effect adjustment necessary on the consolidated statement of earnings as a result of SFAS 109 for periods prior to July 4, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          General Information

WLR Foods, Inc. (the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia and Pennsylvania.

On January 28, 1994, the Company paid an $0.08 per common share dividend, and on February 14, 1994 the Company paid a dividend of one right, issued pursuant to a recently-adopted Shareholder Protection Rights Agreement, for each outstanding share of common stock, as further described under Item 5 of this report.

On January 24, 1994, the Board of Directors of the Company received an unsolicited proposal from Tyson Foods, Inc., by which Tyson Foods proposed to acquire WLR Foods. Tyson offered to pay $30.00 per share in cash for each outstanding share of WLR Foods, Inc. common stock. On February 4, 1994, the Board of Directors voted unanimously to reject Tyson Foods' proposal stating that it believed it is in the best interests of the Company, its shareholders and its constituencies for WLR Foods to remain independent. The Company retained special legal counsel and two investment banking firms to advise it in this decision-making process. Depending upon future developments, the Company may incur legal and financial advisory expenses that under certain circumstances may be material.

On December 31, 1993 the Company merged its two poultry subsidiaries into one company, Wampler-Longacre, Inc. Management is very pleased with the improved efficiencies resulting from this merger. In addition to the organizational change, WLR Foods, Inc. corporate offices have been relocated effective January 26, 1994. The new corporate address is P.O. Box 7000, Broadway, Virginia 22815-7000. The shipping address is 800 Co-op Drive, Timberville, Virginia 22853. The new telephone number is (703) 896-7001.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. As noted in the financial statements provided, and the accompanying notes, there was no impact on the statement of earnings for the cumulative effect of the accounting change.

The table of Changes in Results of Operations shows dollars and percentage changes in the components of operating results over the past thirteen weeks and twenty-six weeks compared to the corresponding periods of the previous year.

                    Changes in Results of Operations

                        Thirteen Weeks Ended    Twenty-six Weeks Ended
                         1/1/94 vs. 12/26/92      1/1/94 vs. 12/26/92

In millions except       $Increase   %Change     $Increase   %Change
per share data
______________________________________________________________________
Net sales                 $35.7        24.3%        $73.9      25.7%
Cost of sales              31.9        25.0          68.4      27.7
                           ----        ----          ----      ----
Gross margin                3.8        19.7           5.5      13.8
Selling, general and
  administrative expenses   1.5        10.8           3.2      11.9
                           ----        ----          ----      ----
Operating income            2.3        41.0           2.3      17.9
Other expense                .4        60.5           1.0      74.5
                           ----        ----          ----      ----
Earnings before income taxes
  and minority interest     1.9        38.1           1.3      11.5
Income tax expense and
  minority interest          .8        40.1            .6      14.0
                           ----        ----          ----      ----
Net earnings               $1.1        36.9%         $0.7       9.9%
                           ====        ====          ====      ====
Net earnings per share
(fully diluted)            $0.08       27.6%         $0.01      1.4%
____________________________________________________________________

     Results of Operations for the Thirteen and Twenty-six Weeks
            Ended January 1, 1994 as Compared to the
      Thirteen and Twenty-six Weeks Ended December 26, 1992

Net sales increased $35.7 million to $182.3 million for the thirteen weeks ended January 1, 1994, compared to $146.6 million for the same period last year. Sales pounds increases of 25.5% and higher average quoted market prices for whole turkeys and chickens were the main factors increasing sales. Year-to-date sales were $361.3 million compared to $287.4 million for the twenty-six weeks ended December 26, 1992. Net sales increased $73.9 million, or 25.7%, for the twenty-six weeks ended January 1, 1994 compared to the same period last year.
Sales pounds increased 26.6% for the twenty-six weeks over the same period last year as a result of the acquisition of the New Oxford, Pennsylvania turkey operation and the chicken expansion program.
Average quoted market prices for whole turkeys and chickens increased 9.9% and 3.3%, respectively, on a thirteen week comparison, and 7.0% and 4.5%, respectively, on a twenty-six week comparison. The Company continues to make progress selling the additional chicken production from the Moorefield, West Virginia complex.

Cost of sales increased 25.0% for the thirteen week period, and 27.7% for the twenty-six week period, a result of higher volumes sold and higher feed costs. Cost of sales for the thirteen weeks ended
January 1, 1994 was $159.4 million compared to $127.5 million for the same period last year. Feed costs increased approximately 8.5% over the same thirteen week period last year. Cost of sales increased $68.4 million to $315.8 million for the twenty-six weeks ended January 1, 1994 compared to $247.4 million for the same period last year. Feed costs for the twenty-six weeks rose approximately 6.6% over the same period last year. Based on the 1993 reported grain harvest, management believes there is sufficient supply of grains; however, feed costs are higher now than the average cost for the first half of fiscal 1994. Nevertheless, management believes higher feed costs will be offset by the Company's increased production in chicken and improving operating efficiencies.

Gross profit was $22.9 million, up 19.7%, or $3.8 million over the same thirteen weeks last year. For the twenty-six weeks, gross profit increased $5.5 million to $45.5 million. Gross margin as a percentage of sales was 12.6% for the current thirteen weeks, compared to 13.0% for the same period of fiscal 1993, and 12.6%, compared to 13.9%, for the twenty-six weeks ended January 1, 1994 and December 26, 1992, respectively.

During the thirteen weeks ended January 1, 1994, selling, general and administrative expenses increased $1.5 million over the same period last year. Selling and delivery costs increased 10.8% due to higher sales volume. General and administrative expenses remained approximately the same on a thirteen week comparative basis. For the current thirteen week period, total selling, general and administrative expenses as a percent of sales were 8.2% compared to 9.2% for the same period last year. Selling, general and administrative expenses increased $3.2 million for the twenty-six weeks ended January 1, 1994 compared to the same period last year. This increase relates to a $2.9 million increase in delivery expenses and a net increase of $0.3 million in selling and advertising expenses. General and administrative expenses remained approximately the same on a twenty-six week comparison with last year. Total selling, general and administrative expenses as a percent of sales were 8.4% versus 9.4% for the current and prior twenty-six week periods, respectively. Management is hopeful that this trend will continue with the anticipated higher sales generated as the final volume increase in the chicken operation is realized for the remainder of fiscal 1994. The Company is focused on controlling administrative expenses and expects to experience greater efficiencies from its combined poultry operations.

Operating income increased $2.3 million for both the thirteen and twenty-six week periods, the result of higher volumes sold and lower selling, general and administrative costs as a percent of sales.
Operating income as a percentage of sales was 4.3%, compared to 3.8%, on a thirteen week comparison, and 4.2%, compared to 4.5%, for the twenty-six week periods ended January 1, 1994 and December 26, 1992, respectively.

Other expense increased $0.4 million for the thirteen weeks and $1.0 million for the twenty-six weeks due to no capitalized interest in the current periods and slightly higher average debt levels in the current fiscal year.

Income tax expense increased $0.8 million and $0.6 million for the thirteen and twenty-six weeks, respectively, a result of increased profits and higher federal statutory income tax rates. The effective tax rate was 38.5% for the thirteen and twenty-six weeks of fiscal 1994 compared to 38.0% and 37.7% for the thirteen and twenty-six weeks of fiscal 1993, respectively.

Net earnings increased to $4.1 million for the thirteen weeks, up $1.1 million over the same period last year. Net earnings were $7.9 million for the current twenty-six weeks compared to $7.2 million generated for the period last year.

                             Liquidity

The financial condition of the Company remained strong at January 1, 1994. Working capital increased to $68.3 million. The current ratio improved to 2.2-to-1. The total-debt-to-total-capitalization was 31.1% at January 1, 1994. This decreased since July 3, 1993 due to lower total debt levels and higher equity levels from additional earnings. The Company will make scheduled debt payments of $5.25 million each spring beginning in 1994 to repay the long-term note holders. Management believes the Company will generate internal funds to meet current levels of dividends along with servicing existing debt.

The Company has available a $35 million revolving line of credit. On January 1, 1994 the balance outstanding was $8.3 million, with $26.7 million available and adequate for current needs. Management is in the process of reviewing proposals from potential lenders to replace and expand this revolver which matures on June 30, 1994. Initial information indicates the terms and rates of a replacement facility will have similar terms as the existing facility. For the period ending January 1, 1994 the Company's book value increased to $13.56 per common share, up from $12.99 per common share at July 3, 1993.

              Capital Resources and Financial Condition

Capital expenditures for the twenty-six weeks were $8.1 million which included equipment replacements and up-grades of existing facilities along with the new Cassco cold storage warehouse. Construction is progressing on the $4.4 million Cassco cold storage warehouse project with completion expected by late spring 1994. Other capital expenditures include replacements, enhancements and up-grades of existing facilities which are expected to be funded through internally-generated funds. The original capital budget for fiscal 1994 remains at $25.0 million and current depreciation expense projection remain at approximately $21.6 million. The Company did not experience any material change in its financial condition from that reported as of July 3, 1993 in the Annual Report to Shareholders.

                     PART II.  OTHER INFORMATION

Item 5.  Other Information

          Adoption of Shareholder Protection Rights Agreement

On February 4, 1994, the Company's Board of Directors declared a dividend payable February 14, 1994 of one right (a "Right") for each outstanding share of common stock, no par value ("Common Stock"), of the Company held of record at the close of business on February 14, 1994 (the "Record Time"), or issued thereafter and prior to the Separation Time (as hereinafter defined) and thereafter pursuant to options and convertible securities outstanding at the Separation Time. The Rights were issued pursuant to a Shareholder Protection Rights Agreement, dated as of February 4, 1994 (the "Rights Agreement"), between the Company and First Union National Bank of North Carolina, as Rights Agent (the "Rights Agent"). Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundredth of a share of Participating Preferred Stock, no par value ("Participating Preferred Stock"), for $68.00 (the "Exercise Price"), subject to adjustment.

The Rights will be evidenced by the Common Stock certificates until the close of business on the earlier of (either, the "Separation Time")
(i) the tenth business day (or such later date as the Board of Directors of the Company may from time to time fix by resolution adopted prior to the Separation Time that would otherwise have occurred) after the date on which any Person (as defined in the Rights Agreement) commences a tender or exchange offer which, if consummated, would result in such Person's becoming an Acquiring Person, as defined below, and (ii) the first date (the "Flip-in Date") of public announcement by the Company or any Person that such Person has become an Acquiring Person, other than as a result of a Flip-over Transaction or Event (as defined below); provided that if the foregoing results in the Separation Time being prior to the Record Time, the Separation Time shall be the Record Time; and provided further that if a tender or exchange offer referred to in clause (i) is cancelled, terminated or otherwise withdrawn prior to the Separation Time without the purchase of any shares of stock pursuant thereto, such offer shall be deemed never to have been made. An Acquiring Person is any Person having Beneficial Ownership (as defined in the Rights Agreement) of 15% or more of the outstanding shares of Common Stock, which term shall not include (i) the Company, any wholly-owned subsidiary of the Company or any employee stock ownership or other employee benefit plan of the Company, (ii) any person who shall become the Beneficial Owner of 15% or more of the outstanding Common Stock solely as a result of an acquisition of Common Stock by the Company, until such time as such Person acquires additional Common Stock, other than through a dividend or stock split, (iii) any Person who becomes an Acquiring Person without any plan or intent to seek or affect control of the Company if such Person, upon notice by the Company, promptly divests sufficient securities such that such 15% or greater Beneficial Ownership ceases or (iv) any Person who Beneficially Owns shares of Common Stock consisting solely of (A) shares acquired pursuant to the grant or exercise of an option granted by the Company in connection with an agreement to merge with, or acquire, the Company at a time at which there is no Acquiring Person, (B) shares owned by such Person and its

Affiliates and Associates at the time of such grant and (C) shares, amounting to less than 1% of the outstanding Common Stock, acquired by Affiliates and Associates of such Person after the time of such grant. The Rights Agreement provides that, until the Separation Time, the Rights will be transferred with and only with the Common Stock. Common Stock certificates issued after the Record Time but prior to the Separation Time shall evidence one Right for each share of Common Stock represented thereby and shall contain a legend incorporating by reference the terms of the Rights Agreement (as such may be amended from time to time). Notwithstanding the absence of the aforementioned legend, certificates evidencing shares of Common Stock outstanding at the Record Time shall also evidence one Right for each share of Common Stock evidenced thereby. Promptly following the Separation Time, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of Common Stock at the Separation Time.

The Rights will not be exercisable until the Business Day (as defined in the Rights Agreement) following the Separation Time. The Rights will expire on the earliest of (i) the Exchange Time (as defined below),
(ii) the close of business on February 14, 2004, (iii) the date on which the Rights are redeemed as described below and (iv) upon the merger of the Company into another corporation pursuant to an agreement entered into when there is no Acquiring Person (in any such case, the "Expi-ration Time").

The Exercise Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment from time to time to prevent dilution in the event of a Common Stock dividend on, or a subdivision or a combination into a smaller number of shares of, Common Stock, or the issuance or distribution of any securities or assets in respect of, in lieu of or in exchange for Common Stock.

In the event that prior to the Expiration Time a Flip-in Date occurs, the Company shall take such action as shall be necessary to ensure and provide that each Right (other than Rights Beneficially Owned by the Acquiring Person or any affiliate or associate thereof, which Rights shall become void) shall constitute the right to purchase from the Company, upon the exercise thereof in accordance with the terms of the Rights Agreement, that number of shares of Common Stock or Participating Preferred Stock of the Company having an aggregate Market Price (as defined in the Rights Agreement), on the date of the public announcement of an Acquiring Person's becoming such (the "Stock Acquisition Date") that gave rise to the Flip-in Date, equal to twice the Exercise Price for an amount in cash equal to the then current Exercise Price. In addition, the Board of Directors of the Company may, at its option, at any time after a Flip-in Date and prior to the time that an Acquiring Person becomes the Beneficial Owner of more than 50% of the outstanding shares of Common Stock, elect to exchange all (but not less than all) the then outstanding Rights (other than Rights Beneficially Owned by the Acquiring Person or any affiliate or associate thereof, which Rights become void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date of the Separation Time (the "Exchange Ratio"). Immediately upon such action by the Board of Directors (the "Exchange Time"), the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive a number of shares of Common Stock equal to the Exchange Ratio.

Whenever the Company shall become obligated under the preceding paragraph to issue shares of Common Stock upon exercise of or in exchange for Rights, the Company, at its option, may substitute therefor shares of Participating Preferred Stock, at a ratio of one one-hundredth of a share of Participating Preferred Stock for each share of Common Stock so issuable.

In the event that prior to the Expiration Time the Company enters into, consummates or permits to occur a transaction or series of transactions after the time an Acquiring Person has become such in which, directly or indirectly, (i) the Company shall consolidate or merge or participate in a binding share exchange with any other Person if, at the time of the consolidation, merger or share exchange or at the time the Company enters into an agreement with respect to such consolidation, merger or share exchange, the Acquiring Person controls the Board of Directors of the Company and any term of or arrangement concerning the treatment of shares of capital stock in such merger, consolidation or share exchange relating to the Acquiring Person is not identical to the terms and arrangements relating to other holders of Common Stock or (ii) the Company shall sell or otherwise transfer (or one or more of its subsidiaries shall sell or otherwise transfer) assets (A) aggregating more than 50% of the assets (measured by either book value or fair market value) or (B) generating more than 50% of the operating income or cash flow, of the Company and its subsidiaries (taken as a whole) to any other Person (other than the Company or one or more of its wholly owned subsidiaries) or to two or more such Persons which are affiliated or otherwise acting in concert, if, at the time of such sale or transfer of assets or at the time the Company (or any such subsidiary) enters into an agreement with respect to such sale or transfer, the Acquiring Person controls the Board of Directors of the Company (a "Flip-over Transaction or Event"), the Company shall take such action as shall be necessary to ensure, and shall not enter into, consummate or permit to occur such Flip-over Transaction or Event until it shall have entered into a supplemental agreement with the Person engaging in such Flip-over Transaction or Event or the parent corporation thereof (the "Flip-over Entity"), for the benefit of the holders of the Rights, providing, that upon consummation or occurrence of the Flip-over Transaction or Event
(i) each Right shall thereafter constitute the right to purchase from the Flip-over Entity, upon exercise thereof in accordance with the terms of the Rights Agreement, that number of shares of common stock of the Flip-over Entity having an aggregate Market Price on the date of consummation or occurrence of such Flip-over Transaction or Event equal to twice the Exercise Price for an amount in cash equal to the then current Exercise Price and (ii) the Flip-over Entity shall thereafter be liable for, and shall assume, by virtue of such Flip-over Transaction or Event and such supplemental agreement, all the obligations and duties of the Company pursuant to the Rights Agreement. For purposes of the foregoing description, the term "Acquiring Person" shall include any Acquiring Person and its Affiliates and Associates counted together as a single Person.

The Board of Directors of the Company may, at its option, at any time prior to the Flip-in Date, redeem all (but not less than all) the then outstanding Rights at a price of $0.01 per Right (the "Redemption Price"), as provided in the Rights Agreement. Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, without any further action and without any notice, the right to exercise the Rights will terminate and each Right will thereafter represent only the right to receive the Redemption Price in cash for each Right so held.

The holders of Rights will, solely by reason of their ownership of Rights, have no rights as shareholders of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights will not prevent a takeover of the Company. However, the Rights may cause substantial dilution to a person or group that acquires 15% or more of the Common Stock unless the Rights are first redeemed by the Board of Directors of the Company. Nevertheless, the Rights should not interfere with a transaction that is in the best interests of the Company and its shareholders because the Rights can be redeemed on or prior to the Flip-in Date, before the consummation of such transaction.

As of February 1, 1994 there were 10,967,193 shares of Common Stock outstanding. As long as the Rights are attached to the Common Stock, the Company will issue one Right with each new share of Common Stock so that all such shares will have Rights attached. The Company's Board of Directors has reserved for issuance upon exercise of the Rights 110,000 shares of Participating Preferred Stock.

The Rights Agreement (which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock) is attached hereto as an exhibit and is incorporated herein by reference. The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement and such exhibits thereto.

                Approval of Severance Arrangements

Copies of the executive severance arrangements discussed below are attached hereto as exhibits and are incorporated herein by reference. The following description of the severance agreements is qualified in its entirety by reference to the severance agreements.

On February 4, 1994, the Board also adopted individual and group severance arrangements covering executives and all salaried and hourly employees of the Company. For the Company's executive officers named in last year's proxy statement, the severance arrangements fall into three categories. In category one is James L. Keeler, President and Chief Executive Officer of the Company, who is provided a severance payment if his employment is terminated during a three-year period following a "Change of Control" as defined in his severance agreement. Mr. Keeler's severance payment will equal three times his total compensation (base salary plus an average of bonuses and deferred compensation). In the event such payments to Mr. Keeler become subject to an excise tax imposed by Section 4999 of the Internal Revenue Code (or similar tax), he shall also be entitled to receive a "gross-up" payment in respect of such taxes as specified in his agreement.
Mr. Keeler will also receive a cash payment equivalent to the value of his stock options which are not vested at the time of the Change of Control. Mr. Keeler's fringe benefits, such as health insurance, will also be extended for three years in the event of a Change of Control.

In the second category is Delbert L. Seitz, Chief Financial Officer, Secretary and Treasurer, and James L. Mason, President of Wampler-Longacre, Inc. Messrs. Seitz and Mason's severance packages are identical to Mr. Keeler's, except that their severance payment will not include deferred compensation because it has not been part of their compensation package historically.

Among the executives in the third category are John J. Broaddus, President of Cassco Ice & Cold Storage, and V. Eugene Misner, Vice President of Live Production. Executives in the third category are provided a severance payment if their employment is terminated during a
two-year period following a Change of Control.   The
severance payment will equal 150% of their annual compensation (base salary plus an average of bonuses). In the event such payments to these executives become subject to an excise tax imposed by Section 4999 of the Internal Revenue Code (or similar tax), such executives shall also be entitled to receive a "gross-up" payment in respect of such taxes as specified in their agreement. They will also receive a cash payment equivalent to the value of their stock options which are not vested at the time of Change of Control and their fringe benefits, such as health insurance, will be extended for one and one-half years.

                         Bylaw Amendments

At its February 4, 1994 meeting of the Board of Directors, the Company's Board amended its Bylaws to clarify that the roles of the Chairman of the Board and the Vice Chairman of the Board are as officers of the Board, rather than the Company, and to establish a procedure for setting the record date for any special meeting of shareholders pursuant to Virginia Code Section 13.1-728.5. The revised Bylaws are attached hereto as an exhibit and are incorporated herein by reference. The foregoing description of the amendments is qualified in its entirety by reference to the revised Bylaws.


               Resignation of Officers and Approval of
              Post-Retirement Health Insurance Coverage

Effective February 4, 1994, directors Charles W. Wampler, Jr. and
Herman D. Mason agreed to terminate their compensation from the Company. Further, directors William D. Wampler and George E. Bryan resigned in their capacity as senior vice president and likewise terminated their compensation from the Company.

In connection with these resignations, these gentlemen were provided individual deferred compensation agreements which provide post-retirement health insurance coverage for these directors and their families. Copies of such individual deferred compensation agreements are attached hereto as exhibits and are incorporated herein by reference. The foregoing description of the individual deferred compensation agreements is qualified in its entirety by reference to the individual deferred compensation agreements.

                    Declaratory Judgment Action

On February 6, 1994, the Company filed an action seeking a ruling from the U.S. District Court, Harrisonburg Division, concerning the validity of its shareholder protection rights plan, as well as the constitutionality of Articles 14 and 14.1 of Virginia's Stock
Corporation Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(3) Bylaws of the Company, as amended by the Board of Directors on February 4, 1994

(4) Shareholder Protection Rights Agreement, dated as of February 4, 1994, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock incorporate by reference to Exhibit 1 of Form 8-A filed with the Securities and Exchange Commission accepted electronically on February 8, 1994

(10.1) Employment Agreement dated July 4, 1993 between the Registrant and James L. Keeler (Deferred Compensation Agreement attached thereto as
Exhibit 4) incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993

(10.2) Amendment to Employment Agreement dated February 4, 1994 between the Registrant and James L. Keeler

(10.3) Amendment to Deferred Compensation Agreement dated February 4, 1994 between the Registrant and James L. Keeler

(10.4) Severance Agreement dated February 4, 1994 between the Regis-trant and James L. Keeler

(10.5) Severance Agreement dated February 4, 1994 between the Regis-trant and Delbert L. Seitz

(10.6) Severance Agreement dated February 4, 1994 between the Regis-trant and James L. Mason

(10.7) Severance Agreement dated February 4, 1994 between the Regis-trant and John J. Broaddus

(10.8) Severance Agreement dated February 4, 1994 between the Regis-trant and V. Eugene Misner

(10.9) Deferred Compensation Agreement dated February 4, 1994 between the Registrant and Charles W. Wampler, Jr.

(10.10) Deferred Compensation Agreement dated February 4, 1994 between the Registrant and Herman D. Mason

(10.11) Deferred Compensation Agreement dated February 4, 1994 between the Registrant and George E. Bryan

(10.12) Deferred Compensation Agreement dated February 4, 1994 between the Registrant and William D. Wampler

(10.13)  Executive Cash Bonus Program incorporated by reference to
Exhibit 10.7 of Form 10-K filed with the Securities and Exchange
Commission on September 30, 1993.

(10.14) Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 28 of Post-Effective Amendment Number One to Form S-8
(No. 33-27037) filed with the Securities and Exchange Commission on November 18, 1992

(99.1) Press release, dated February 6, 1994, issued by the Registrant regarding rejection of Tyson Foods' proposal

(99.2) Press release, dated February 7, 1994, issued by the Registrant regarding adoption of Shareholder Protection Rights Agreement

(99.3) Press release, dated February 9, 1994, issued by the Registrant regarding declaratory judgment action

(b)  Form 8-K

Reporting Date, December 31, 1993.  Item Reported - Item 5, Other
Events. WLR Foods, Inc. reported on the merger of its poultry subsidiaries into one subsidiary, Wampler-Longacre, Inc. and the move of its corporate offices.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 15th day of February, 1994 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                  WLR FOODS, INC.


                                  ___/s/ Delbert L. Seitz_________
                                  Delbert L. Seitz, Chief Financial
                                  Officer and duly authorized signator
                                  for Registrant

                           EXHIBIT INDEX

Exhibit                                                   Sequentially
  No.       Description                                     No. Page

  3         Bylaws of the Company, as amended by the            21
            Board of Directors on February 4, 1994

  4         Shareholder Protection Rights Agreement,            N/A
            dated as of February 4, 1994, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock incorporated by reference to Exhibit 1 of Form 8-A filed with the Securities and Exchange Commission accepted electronically on February 8, 1994

 10.1       Employment Agreement dated July 4, 1993 between     N/A
            the Registrant and James L. Keeler (Deferred
            Compensation Agreement attached thereto as
            Exhibit 4) incorporated by reference to
            Exhibit 10.6 of Form 10-K filed with the Securities and Exchange Commission on
            September 30, 1993

 10.2       Amendment to Employment Agreement dated             32
            February 4, 1994 between the Registrant and
            James L. Keeler

 10.3       Amendment to Deferred Compensation Agreement        33
            dated February 4, 1994 between the Registrant and James L. Keeler

 10.4       Severance Agreement dated February 4, 1994          34
            between the Registrant and James L. Keeler

 10.5       Severance Agreement dated February 4, 1994          47
            between the Registrant and Delbert L. Seitz

 10.6       Severance Agreement dated February 4, 1994          60
            between the Registrant and James L. Mason

 10.7       Severance Agreement dated February 4, 1994          73
            between the Registrant and John J. Broaddus

 10.8       Severance Agreement dated February 4, 1994          86
            between the Registrant and V. Eugene Misner

 10.9       Deferred Compensation Agreement dated February 4,   99
            1994 between the Registrant and Charles W.
            Wampler, Jr.

 10.10 Deferred Compensation Agreement dated February 4, 100 1994 between the Registrant and Herman D. Mason

 10.11 Deferred Compensation Agreement dated February 4, 102 1994 between the Registrant and George E. Bryan

 10.12 Deferred Compensation Agreement dated February 4, 103 1994 between the Registrant and William D. Wampler

 10.13      Executive Cash Bonus Program incorporated by           N/A
            reference to Exhibit 10.7 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993.

 10.14      Long-Term Incentive Plan, as amended, incor-           N/A
            porated by reference to Exhibit 28 of Post-
            Effective Amendment Number One to Form S-8
            (No. 33-27037) filed with the Securities and Exchange Commission on November 18, 1992

 99.1       Press release, dated February 6, 1994, issued      104
            by the Registrant regarding rejection of Tyson
            Foods' proposal

 99.2       Press release, dated February 7, 1994, issued by   110
            the Registrant regarding adoption of Shareholder
            Protection Rights Agreement

 99.3       Press release, dated February 9, 1994, issued by   111
            the Registrant regarding declaratory judgment action