Form 10-Q/A
period 1994-01-01
WLR FOODS INC
filed 1994-02-18
CIK 760775

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549

                                 FORM 10-Q/A

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

                                              Total Number of
                                              Sequentially Numbered
                                              Pages is 61

This Form 10-Q/A is being filed to reflect the following:

     1 .Page 15 of Item 5 of Part II Other Information has been revised to reflect an additional word as marked on page 15.

     2. Amendments 2 through 5 reflect the deletion of a phrase from the prior filing on pages 54A, 67A, 80A and 93A, respectively, of
Exhibit 10.5, Exhibit 10.6, Exhibit 10.7 and Exhibit 10.8.

      3                Amendment 1, Page 12A

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

      4                     Page 13A

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

      5                        Page 14A

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

      6                     Page 15A

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

On February 4, 1994, the Board also adopted individual and group severance arrangements covering executives and all salaried and hourly-clerical employees of the Company. For the Company's executive officers named in last year's proxy statement, the severance arrangements fall into three categories. In category one is James L. Keeler, President and Chief Executive Officer of the Company, who is provided a severance payment if his employment is terminated during a three-year period following a "Change of Control" as defined in his severance agreement. Mr. Keeler's severance payment will equal three times his total compensation (base salary plus an average of bonuses and deferred compensation). In the event such payments to Mr. Keeler become subject to an excise tax imposed by Section 4999 of the Internal Revenue Code (or similar tax), he shall also be entitled to receive a "gross-up"

       7                     Page 16A

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

In connection with these resignations, these gentlemen were provided individual deferred compensation agreements which provide post-retirement health insurance coverage for these directors and their families. Copies of such individual deferred compensation agreements are attached hereto as exhibits and are incorporated herein by

<Page 8>                        Page 17A

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


      9          Amendment 2, Exhibit 10.5 Page, 47A

                              EXHIBIT 10.5

February 4, 1994

Delbert L. Seitz
Chief Financial Officer and Secretary-Treasurer
WLR Foods, Inc.
P.O. Box 7000
Broadway, Virginia 22815

Dear Mr. Seitz:

WLR Foods, Inc., a Virginia corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control (as defined herein) may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company. In particular, the Board believes it important, should the Company or its shareholders receive a proposal for transfer of control of the Company, that you be able to assess and advise the Board whether such proposal would be in the best interests of the Company and its shareholders and to take such other action regarding such proposal as the Board might determine to be appropriate, without being influenced by the uncertainties of your own situation.

In order to induce you to remain in the employ of the Company, this letter agreement ("Agreement"), which has been approved by the Board, sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a Change in Control of the Company under the circumstances described below.

1. Agreement to Provide Services; Right to Terminate.

(i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time following a Change in Control as defined herein, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.

(ii) In the event a Person (as hereinafter defined) makes an offer which, if accepted by the Company and subsequently consummated, would constitute a Change in Control, you agree that you will not leave the employ of the Company (other than as a result of Disability or upon Retirement, as such terms are hereinafter defined) and will render the services contemplated in the recitals to this Agreement until such

       10                   Page 48A

Change in Control offer has been abandoned or terminated or a Change in Control has occurred. For the purposes of this Agreement, Retirement shall mean a termination of your employment by you on or after you have reached age sixty-five (65) and have completed at least five (5) years of service for the Company (including any service for a predecessor of the Company where such prior service is recognized by the Company for the purpose of awarding other benefits). For purposes of this Section 1, "years of service" shall be defined as in the WLR Profit Sharing and Salary Savings Plan.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1994; provided, however, that commencing on January 1, 1995 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless at least ninety (90) days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of thirty-six (36) months after a Change in Control, if such Change in Control shall have occurred while this Agreement is in effect. Notwithstanding anything in this Section 2 to the contrary, this Agreement shall terminate if you or the Company terminate your employment prior to a Change in Control of the Company.

3. Change in Control.   For the purpose of this Agreement, a "Change in
Control" shall mean:

(i) The acquisition by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that in no event may the following acquisitions constitute a Change in Control: (a) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (b) any acquisition by the Company,
(c) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (d) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (a), (b) and (c) of paragraph (iii) of this Section 3 are satisfied, or (e) any sale or other disposition of all or substantially all of the assets of the Company, if , following such sale or other disposition, the conditions described in (1), (2) and (3) of paragraph
(iv) of this Section 3 are satisfied; or

(ii) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination

      11                  Page 49A

for election by the Company's shareholders, was approved by a vote of at least seventy-five percent (75%) of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii) Approval by the shareholders of the Company of a reorganization, merger or consolidation, unless, in each case following such reorganization, merger or consolidation, (a) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or a corporation resulting from such reorganization, merger or consolidation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, and (c) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(iv) Approval by the shareholders of the Company of (a) a complete liquidation or dissolution of the Company or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, (1) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation)

      12                    Page 50A

beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (3) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

(v) Notwithstanding anything in the paragraphs (i) - (iv) of this
Section 3 to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction which results in you, or a group of Persons which includes you, acquiring, directly or indirectly, twenty percent (20%) or more of the combined voting power of the Company's Voting Securities.

4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a Change in Control of the Company shall have occurred, you shall be entitled to the benefits provided in Section 5 hereof upon the termination of your employment with the Company within thirty-six (36) months after such Change in Control, unless such termination is (a) because of your death, (b) by the Company for Cause or Disability or (c) by you other than for Good Reason (as all such capitalized terms are hereinafter defined).

(i) Disability. Termination by the Company of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company on a full time basis for one hundred eighty
(180) consecutive days as a result of your incapacity due to physical or mental illness, unless within thirty (30) days after Notice of Termination (as hereinafter defined) is given to you following such absence, you shall have returned to the full time performance of your duties.

(ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to you by the Chairman of the Board or President of the Company which specifically identifies the manner(s) in which such executive believes that you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph
(ii), no act, or failure to act, on your part shall be considered "willful" unless done, or failed to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not
opposed to, the best interests of the Company.   Any act or failure to
act based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the Company. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause so long as the Board has approved your engagement in such

      13                           Page 51A

activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in clauses (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

(iii) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on:

(A) a determination by you, in your reasonable judgment, that there has been an adverse change in your status or position(s) as an executive officer of the Company as in effect immediately prior to the Change in Control, including, without limitation, any adverse change in your status or position as a result of a diminution in your duties or responsibilities (other than, if applicable, any such change directly attributable to the fact that the Company is no longer publicly owned) or the assignment to you of any duties or responsibilities which are inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such positions(s) (except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason);

(B) a reduction by the Company in your base salary as in effect immediately prior to the Change in Control;

(C) the failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the Change in Control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the Change in Control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the Change in Control;

(D) the failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the Change in Control;

(E) greater than thirty (30) miles from where your office is located immediately prior to the Change in Control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the Change in Control;


      14                       Page 52A

(F) the failure by the Company to obtain from any Successor (as hereinafter defined) the assent to this Agreement contemplated by
Section 6 hereof;

(G) any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph (iv) below (and, if applicable, paragraph (ii) above); and for purposes of this Agreement, no such purported termination shall be effective; or
(H) any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the Change in Control, you were permitted by the Board to attend to or engage in.

For purposes of this Agreement, "Plan" shall mean any compensation plan such as the Company Incentive Bonus Plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan or a relocation plan or policy or any other plan, program or policy of the Company intended to benefit employees, except for the Company Restated Long-Term Incentive Plan.

(iv) Notice of Termination. Any purported termination by the Company or by you following a Change in Control shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(v) Date of Termination. "Date of Termination" following a Change in Control shall mean (a) if your employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such thirty (30) day period), (b) if your employment is to be terminated by the Company for Cause or by you pursuant to Sections 4(iii)(F) or 6 hereof or for any other Good Reason, the date specified in the Notice of Termination, (c) if your employment is to be terminated by the Company for any reason other than Cause, the date specified in the Notice of Termination, which in no event shall be a date earlier than ninety (90) days after the date on which a Notice of Termination is given, unless an earlier date has been expressly agreed to by you in writing either in advance of, or after, receiving such Notice of Termination, or (d) if your employment is terminated on account of your death, the day after your death. In the case of termination of your employment by the Company for Cause, if you have not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by you of the Notice of Termination with respect thereto, you may notify the Company that a dispute exists concerning the termination, in which event the Date of Termination shall be the date set either by mutual written agreement of the parties or by such court having the matter before it. During the pendency of any such dispute, the Company will continue to pay you your full compensation in effect just prior to the time the Notice of Termination is given and until the dispute is resolved. However, if such court issues a final and non-appealable order finding that the Company had Cause to terminate you then you must return all compensation paid to you after the Date of

      15                 Page 53A

Termination specified in the Notice of Termination previously received by you.

5. Compensation Upon Termination or During Disability; Other Agreements.

(i) During any period following a Change in Control of the Company that you fail to perform your duties as a result of incapacity due to physical or mental illness, you shall continue to receive your base salary at the rate then in effect and any benefits or awards under any Plans shall continue to accrue during such period, to the extent not inconsistent with such Plans, until your employment is terminated pursuant to and in accordance with paragraphs 4(iv) - 4(v) hereof. Thereafter, your benefits shall be determined in accordance with the Plans then in effect.

(ii) If your employment is terminated for Cause following a Change in Control of the Company, the Company shall pay to you your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you. Thereupon the Company shall have no further obligations to you under this Agreement.

(iii) Subject to Section 8 hereof, if, within thirty-six (36) months after a Change in Control of the Company has occurred, your employment by the Company is terminated other than on account of your death and is terminated (a) by the Company other than for Cause or Disability or (b) by you for Good Reason, then the Company shall pay to you, no later than the fifth (5th) day following the Date of Termination, without regard to any contrary provisions of any Plan, the following:

(A) your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request);

(B) an amount in cash equal to three times the sum of (i) the higher of
(a) your annual base salary on the Date of Termination or (b) your annual base salary in effect immediately prior to the Change in Control plus (ii) an amount equal to the average of the bonuses awarded to you in each of the three previous years.

For the purposes of this Agreement, the term "base salary" shall include any amounts deducted by the Company with respect to you or for your account pursuant to Sections 125 and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

(iv) If, within thirty-six (36) months after a Change in Control of the Company has occurred, your employment by the Company is terminated for any reason other than retirement, the Company shall pay to you, on the date specified below, an amount ("Spread") in cash equal to the


      16                          Page 54A

Termination Fair Market Value (as hereinafter defined) less the exercise price of all options which were granted to you pursuant to the Company's Restated Long-Term Incentive Plan or any Plan succeeding thereto, and which shall not become exercisable prior to (a) the end of the one (1) year period immediately following the Date of Termination if your employment is terminated on account of your death, or (b) the end of the third (3rd) month following the Date of Termination if your employment is terminated for any reason other than death. The Company shall make such payment upon the fifth (5th) day following such Date of Termination.

For the purposes of this Agreement, the "Termination Fair Market Value" shall be the higher of (a) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety (90) days prior to the Date of Termination and ending upon such Date of Termination, and (b) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety
(90) days prior to a Change of Control and ending upon the date of a Change of Control.

(v) If, within thirty-six (36) months after a Change in Control of the Company has occurred, your employment by the Company is terminated
(a) by the Company other than for Cause or Disability, or (b) by you for Good Reason, then the Company shall maintain in full force and effect, for the continued benefit of you and your dependents for a period terminating on the earliest of (a) three (3) years after the Date of Termination or (b) the commencement date of equivalent benefits from a new employer, insured and self-insured employee welfare benefit Plans in which you were entitled to participate immediately prior to the Date of Termination, provided that your continued participation is possible under the general terms and provisions of such Plans (and any applicable funding media) and you continue to pay an amount equal to your regular contribution under such Plans for such participation. If three (3) years after the Date of Termination you have not previously received, nor are then receiving, equivalent benefits from a new employer, the Company shall offer you continuation coverage under COBRA as prescribed under Section 4980B of the Code. At the expiration of such continuation coverage (or, if COBRA continuation coverage is not applicable to the Plan, then upon the expiration of the three (3) year period beginning on the Termination Date) the Company shall arrange, at its sole cost and expense, to enable you to convert you and your dependents' coverage under such plans to individual policies and programs upon the same terms as employees of the Company may apply for such conversions. In the event that your participation in any such Plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of you and your dependents individual policies of insurance providing benefits substantially similar (on an after-tax basis) to those which you otherwise would have been entitled to receive under such Plans pursuant to this paragraph (v) or, if such insurance is not available at a reasonable cost to the Company, the Company shall

      17                      Page 55A

otherwise provide you and your dependents with equivalent benefits (on an after-tax basis). You shall not be required to pay any premiums or other charges in an amount greater than that which you would have paid in order to participate in such Plans.

(vi) Except as specifically provided in paragraph (v) above, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

(vii) In the event that you become entitled to the payments provided by paragraphs (iii) and (iv) of Section 5(iii) hereof (the "Agreement Payments"), if any of the Agreement Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to you at the time specified in paragraph (viii) below an additional amount (the "Gross-up Payment") such that the net amount retained by you, after deduction of any Excise Tax on the Total Payments (as hereinafter defined) and any federal, state and local income tax and Excise Tax upon the Gross-up Payment provided for by this paragraph (vii), but before deduction for any federal, state or local income tax on the Agreement Payments, shall be equal to the sum of (a) the Total Payments and (b) an amount equal to the product of any deductions disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made.

For purposes of determining whether any of the Agreement Payments will be subject to the Excise Tax and the amount of such Excise Tax, (a) any other payments or benefits received or to be received by you in connection with a Change in Control of the Company or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control of the Company or any person affiliated with the Company or such person) (which, together with the Agreement Payments, shall constitute the "Total Payments") shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of
Section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company's independent auditors such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of
Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax; (b) the amount of the Total Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (1) the total amount of the Total Payments or (2) the amount of excess parachute payments within the meaning of Section 280G(b)(1) of the Code (after applying clause (a), above); and (c) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

      18                     Page 56A

For purposes of determining the amount of the Gross-up Payment, you shall be deemed to (a) pay federal income taxes at the highest marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (b) pay the applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes (determined without regard to limitations on deductions based upon the amount of your adjusted gross income), and
(c) have otherwise allowable deductions for federal income tax purposes at least equal to those disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-up Payment is made, you shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-up Payment attributable to such reduction (plus the portion of the Gross-up Payment attributable to the Excise Tax and federal state and local income tax imposed on the portion of the Gross-up Payment being repaid by you if such repayment results in a reduction in Excise Tax and/or a federal and state and local income tax deduction), plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-up Payment), the Company shall make an additional Gross-up Payment in respect of such excess (plus any interest payable with respect to such excess at the rate provided in Section 1274(b)(2)(B) of the Code) at the time that the amount of such excess is finally determined.

(viii) The Gross-up Payment or portion thereof provided for in paragraph (vii) above shall be paid not later than the thirtieth (30th) day following payment of any amounts under paragraphs (iii) and (iv) of
Section 5; provided, however, that if the amount of such Gross-up Payment or portion thereof cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined, but in no event later than the forty-fifth (45th) day after payment of any amounts under paragraphs
(iii) and (iv) of Section 5. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth (5th) day after demand by the Company (together with interest at the rate provided in Section 1274(b)(2)(B) of the
Code).

6. Successors; Binding Agreement.

(i) The Company will seek, by written request at least five (5) business days prior to the time a Person becomes a Successor (as hereinafter defined), to have such Person, by agreement in form and substance atisfactory to you, assent to the fulfillment of the Company's obligations under this Agreement. Failure of such Person to furnish


      19                  Page 57A

such assent by the later of (a) three (3) business days prior to the time such Person becomes a Successor or (b) two (2) business days after such Person receives a written request to so assent shall constitute Good Reason for termination by you of your employment if a Change in Control of the Company occurs or has occurred. For purposes of this Agreement, "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

(ii) This Agreement shall inure to the benefit of and be enforceable by your personal legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if no such designee exists, to your estate.

(iii) For purposes of this Agreement, the "Company" shall include any subsidiaries of the Company and any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Company ceases to exist; provided, however, for purposes of determining whether a Change in Control has occurred herein, the term "Company" shall refer to WLR Foods, , Inc. or its successor(s).

7. Fees and Expenses; Mitigation.

(i) the Company shall reimburse you, on a current basis, for all reasonable legal fees and related expenses incurred by you in connection with the Agreement following a Change in Control of the Company, including without limitation, (a) all such fees and expenses, if any, incurred in contesting or disputing any termination of your employment or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof or (b) your seeking to obtain or enforce any right or benefit provided by this Agreement, in each case, regardless of whether or not your claim is upheld by a court of competent jurisdiction; provided, however, you shall be required to repay any such amounts to the Company to the extent that a court issues a final and non-appealable order setting forth the determination that the position taken by you was frivolous or advanced by you in bad faith.

(ii) You shall not be required to mitigate the amount of any payment the Company becomes obligated to make to you in connection with this Agreement, by seeking other employment or otherwise.

8. Taxes. Subject to the provisions of Section 5(vii), all payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 12 and 14 of this Agreement shall survive termination of this Agreement.

      20                     Page 58A

10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this Agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board or President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and the Chairman of the Board or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

12. Governing Law and Venue. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia. Venue for any proceeding related to the performance or interpretation of this Agreement, or in any way arising out of this Agreement, shall be either the Circuit Court of Rockingham County, Virginia, or the United States District Court for the Western District of Virginia, Harrisonburg Division.

13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or other confidential information concerning its business, affairs, products, suppliers or customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company, taken as a whole; it being understood, however, that the obligations under this Section 14 shall not apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to, and available for use by, the public otherwise than by your wrongful act or omission.

15. Related Agreements. To the extent that any provision of any other agreement between the Company and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of such other agreement shall be deemed to have been superseded, and to be
      21                    Page 59A

of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose.
Notwithstanding the effect of the preceding sentence, the conditional Employment Agreement, renewed on June 26, 1992 between the Company and you is hereby cancelled and shall be of no force or effect.

If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

Sincerely,

WLR Foods, Inc.

By______/s/ Herman D. Mason________________
     Herman D. Mason, Chair

Executive Compensation Committee
WLR Foods, Inc.
Agreed to this 4th day of February, 1994.


_____/s/ Delbert L. Seitz____
Delbert L. Seitz

      22             Amendment 3, Exhibit 10.6, Page 60A

                                EXHIBIT 10.6

February 4, 1994



James L. Mason
President of Wampler-Longacre, Inc.
Executive Vice President of WLR Foods, Inc.
Wampler-Longacre, Inc.
P.O. Box 7275
Broadway, Virginia 22815

Dear Mr. Mason:

WLR Foods, Inc., a Virginia corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control (as defined herein) may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company. In particular, the Board believes it important, should the Company or its shareholders receive a proposal for transfer of control of the Company, that you be able to assess and advise the Board whether such proposal would be in the best interests of the Company and its shareholders and to take such other action regarding such proposal as the Board might determine to be appropriate, without being influenced by the uncertainties of your own situation.

In order to induce you to remain in the employ of the Company, this letter agreement ("Agreement"), which has been approved by the Board, sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a Change in Control of the Company under the circumstances described below.

1.  Agreement to Provide Services; Right to Terminate.

(i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time following a Change in Control as defined herein, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.

(ii) In the event a Person (as hereinafter defined) makes an offer which, if accepted by the Company and subsequently consummated, would constitute a Change in Control, you agree that you will not leave the employ of the Company (other than as a result of Disability or upon Retirement, as such terms are hereinafter defined) and will render the
      23                                Page 61A

services contemplated in the recitals to this Agreement until such Change in Control offer has been abandoned or terminated or a Change in Control has occurred. For the purposes of this Agreement, Retirement shall mean a termination of your employment by you on or after you have reached age sixty-five (65) and have completed at least five (5) years of service for the Company (including any service for a predecessor of the Company where such prior service is recognized by the Company for the purpose of awarding other benefits). For purposes of this Section 1, "years of service" shall be defined as in the WLR Profit Sharing and Salary Savings Plan.


2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1994; provided, however, that commencing on January 1, 1995 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless at least ninety (90) days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of thirty-six (36) months after a Change in Control, if such Change in Control shall have occurred while this Agreement is in effect. Notwithstanding anything in this Section 2 to the contrary, this Agreement shall terminate if you or the Company terminate your employment prior to a Change in Control of the Company.

3. Change in Control.   For the purpose of this Agreement, a "Change in
Control" shall mean:

(i) The acquisition by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that in no event may the following acquisitions constitute a Change in Control: (a) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (b) any acquisition by the Company,
(c) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (d) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (a), (b) and (c) of paragraph (iii) of this Section 3 are satisfied, or (e) any sale or other disposition of all or substantially all of the assets of the Company, if , following such sale or other disposition, the conditions described in (1), (2) and (3) of paragraph
(iv) of this Section 3 are satisfied; or

(ii) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming
      24                  Page 62A

a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least seventy-five percent (75%) of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii) Approval by the shareholders of the Company of a reorganization, merger or consolidation, unless, in each case following such reorganization, merger or consolidation, (a) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or a corporation resulting from such reorganization, merger or consolidation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, and (c) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(iv) Approval by the shareholders of the Company of (a) a complete liquidation or dissolution of the Company or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, (1) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding the Company and any employee
      25                         Page 63A

benefit plan (or related trust) of the Company or such corporation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (3) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

(v) Notwithstanding anything in the paragraphs (i) - (iv) of this
Section 3 to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction which results in you, or a group of Persons which includes you, acquiring, directly or indirectly, twenty percent (20%) or more of the combined voting power of the Company's Voting Securities.

4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a Change in Control of the Company shall have occurred, you shall be entitled to the benefits provided in Section 5 hereof upon the termination of your employment with the Company within thirty-six (36) months after such Change in Control, unless such termination is (a) because of your death, (b) by the Company for Cause or Disability or (c) by you other than for Good Reason (as all such capitalized terms are hereinafter defined).

(i) Disability. Termination by the Company of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company on a full time basis for one hundred eighty
(180) consecutive days as a result of your incapacity due to physical or mental illness, unless within thirty (30) days after Notice of Termination (as hereinafter defined) is given to you following such absence, you shall have returned to the full time performance of your duties.

(ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to you by the Chairman of the Board or President of the Company which specifically identifies the manner(s) in which such executive believes that you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph
(ii), no act, or failure to act, on your part shall be considered "willful" unless done, or failed to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not
opposed to, the best interests of the Company.   Any act or failure to
act based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the Company. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for
      26                       Page 64A

Cause so long as the Board has approved your engagement in such activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in clauses (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

(iii) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on:

(A) a determination by you, in your reasonable judgment, that there has been an adverse change in your status or position(s) as an executive officer of the Company as in effect immediately prior to the Change in Control, including, without limitation, any adverse change in your status or position as a result of a diminution in your duties or responsibilities (other than, if applicable, any such change directly attributable to the fact that the Company is no longer publicly owned) or the assignment to you of any duties or responsibilities which are inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such positions(s) (except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason);

(B) a reduction by the Company in your base salary as in effect immediately prior to the Change in Control;

(C) the failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the Change in Control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the Change in Control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the Change in Control;

( D) the failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the Change in Control;

(E) the Company's requiring you to be based at any office that is greater than thirty (30) miles from where your office is located immediately prior to the Change in Control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the Change in Control;

      27                       Page 65A

(F) the failure by the Company to obtain from any Successor (as hereinafter defined) the assent to this Agreement contemplated by
Section 6 hereof;

(G) any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph (iv) below (and, if applicable, paragraph (ii) above); and for purposes of this Agreement, no such purported termination shall be effective; or

(H) any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the Change in Control, you were permitted by the Board to attend to or engage in.

For purposes of this Agreement, "Plan" shall mean any compensation plan such as the Company Incentive Bonus Plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan or a relocation plan or policy or any other plan, program or policy of the Company intended to benefit employees, except for the Company Restated Long-Term Incentive Plan.

(iv) Notice of Termination. Any purported termination by the Company or by you following a Change in Control shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(v) Date of Termination. "Date of Termination" following a Change in Control shall mean (a) if your employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such thirty (30) day period), (b) if your employment is to be terminated by the Company for Cause or by you pursuant to Sections 4(iii)(F) or 6 hereof or for any other Good Reason, the date specified in the Notice of Termination, (c) if your employment is to be terminated by the Company for any reason other than Cause, the date specified in the Notice of Termination, which in no event shall be a date earlier than ninety (90) days after the date on which a Notice of Termination is given, unless an earlier date has been expressly agreed to by you in writing either in advance of, or after, receiving such Notice of Termination, or (d) if your employment is terminated on account of your death, the day after your death. In the case of termination of your employment by the Company for Cause, if you have not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by you of the Notice of Termination with respect thereto, you may notify the Company that a dispute exists concerning the termination, in which event the Date of Termination shall be the date set either by mutual written agreement of the parties or by such court having the matter before it. During the pendency of any such dispute, the Company will continue to pay you your full compensation in effect just prior to the time the Notice of Termination is given and until the dispute is resolved. However, if such court issues a final and non-appealable order finding that the Company had Cause to terminate you then you must return all compensation paid to you after the Date of
      28                     Page 66A

Termination specified in the Notice of Termination previously received by you.

5. Compensation Upon Termination or During Disability; Other Agreements.

(i) During any period following a Change in Control of the Company that you fail to perform your duties as a result of incapacity due to physical or mental illness, you shall continue to receive your base salary at the rate then in effect and any benefits or awards under any Plans shall continue to accrue during such period, to the extent not inconsistent with such Plans, until your employment is terminated pursuant to and in accordance with paragraphs 4(iv) - 4(v) hereof. Thereafter, your benefits shall be determined in accordance with the Plans then in effect.

(ii) If your employment is terminated for Cause following a Change in Control of the Company, the Company shall pay to you your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you. Thereupon the Company shall have no further obligations to you under this Agreement.

(iii) Subject to Section 8 hereof, if, within thirty-six (36) months after a Change in Control of the Company has occurred, your employment by the Company is terminated other than on account of your death and is terminated (a) by the Company other than for Cause or Disability or (b) by you for Good Reason, then the Company shall pay to you, no later than the fifth (5th) day following the Date of Termination, without regard to any contrary provisions of any Plan, the following:

(A) your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request);

(B) an amount in cash equal to three times the sum of (i) the higher of
(a) your annual base salary on the Date of Termination or (b) your annual base salary in effect immediately prior to the Change in Control plus (ii) an amount equal to the average of the bonuses awarded to you in each of the three previous years.

For the purposes of this Agreement, the term "base salary" shall include any amounts deducted by the Company with respect to you or for your account pursuant to Sections 125 and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

(iv) If, within thirty-six (36) months after a Change in Control of the Company has occurred, your employment by the Company is terminated for any reason other than retirement, the Company shall pay to you, on the date specified below, an amount ("Spread") in cash equal to the


      29                   Page 67A

Termination Fair Market Value (as hereinafter defined) less the exercise price of all options which were granted to you pursuant to the Company's Restated Long-Term Incentive Plan or any Plan succeeding thereto, and which shall not become exercisable prior to (a) the end of the one (1) year period immediately following the Date of Termination if your employment is terminated on account of your death, or (b) the end of the third (3rd) month following the Date of Termination if your employment is terminated for any reason other than death. The Company shall make such payment upon the fifth (5th) day following such Date of Termination.

For the purposes of this Agreement, the "Termination Fair Market Value" shall be the higher of (a) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety (90) days prior to the Date of Termination and ending upon such Date of Termination, and (b) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety
(90) days prior to a Change of Control and ending upon the date of a Change of Control.

(v) If, within thirty-six (36) months after a Change in Control of the Company has occurred, your employment by the Company is terminated
(a) by the Company other than for Cause or Disability, or (b) by you for Good Reason, then the Company shall maintain in full force and effect, for the continued benefit of you and your dependents for a period terminating on the earliest of (a) three (3) years after the Date of Termination or (b) the commencement date of equivalent benefits from a new employer, insured and self-insured employee welfare benefit Plans in which you were entitled to participate immediately prior to the Date of Termination, provided that your continued participation is possible under the general terms and provisions of such Plans (and any applicable funding media) and you continue to pay an amount equal to your regular contribution under such Plans for such participation. If three (3) years after the Date of Termination you have not previously received, nor are then receiving, equivalent benefits from a new employer, the Company shall offer you continuation coverage under COBRA as prescribed under Section 4980B of the Code. At the expiration of such continuation coverage (or, if COBRA continuation coverage is not applicable to the Plan, then upon the expiration of the three (3) year period beginning on the Termination Date) the Company shall arrange, at its sole cost and expense, to enable you to convert you and your dependents' coverage under such plans to individual policies and programs upon the same terms as employees of the Company may apply for such conversions. In the event that your participation in any such Plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of you and your dependents individual policies of insurance providing benefits substantially similar (on an after-tax basis) to those which you otherwise would have been entitled to receive under such Plans pursuant to this paragraph (v) or, if such insurance is not available at a reasonable cost to the Company, the Company shall
      30                    Page 68A

otherwise provide you and your dependents with equivalent benefits (on an after-tax basis). You shall not be required to pay any premiums or other charges in an amount greater than that which you would have paid in order to participate in such Plans.

(vi) Except as specifically provided in paragraph (v) above, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

(vii) In the event that you become entitled to the payments provided by paragraphs (iii) and (iv) of Section 5(iii) hereof (the "Agreement Payments"), if any of the Agreement Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to you at the time specified in paragraph (viii) below an additional amount (the "Gross-up Payment") such that the net amount retained by you, after deduction of any Excise Tax on the Total Payments (as hereinafter defined) and any federal, state and local income tax and Excise Tax upon the Gross-up Payment provided for by this paragraph (vii), but before deduction for any federal, state or local income tax on the Agreement Payments, shall be equal to the sum of (a) the Total Payments and (b) an amount equal to the product of any deductions disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made.

For purposes of determining whether any of the Agreement Payments will be subject to the Excise Tax and the amount of such Excise Tax, (a) any other payments or benefits received or to be received by you in connection with a Change in Control of the Company or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control of the Company or any person affiliated with the Company or such person) (which, together with the Agreement Payments, shall constitute the "Total Payments") shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of
Section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company's independent auditors such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of
Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax; (b) the amount of the Total Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (1) the total amount of the Total Payments or (2) the amount of excess parachute payments within the meaning of Section 280G(b)(1) of the Code (after applying clause (a), above); and (c) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

      31                     Page 69A

For purposes of determining the amount of the Gross-up Payment, you shall be deemed to (a) pay federal income taxes at the highest marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (b) pay the applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes (determined without regard to limitations on deductions based upon the amount of your adjusted gross income), and
(c) have otherwise allowable deductions for federal income tax purposes at least equal to those disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-up Payment is made, you shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-up Payment attributable to such reduction (plus the portion of the Gross-up Payment attributable to the Excise Tax and federal state and local income tax imposed on the portion of the Gross-up Payment being repaid by you if such repayment results in a reduction in Excise Tax and/or a federal and state and local income tax deduction), plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-up Payment), the Company shall make an additional Gross-up Payment in respect of such excess (plus any interest payable with respect to such excess at the rate provided in Section 1274(b)(2)(B) of the Code) at the time that the amount of such excess is finally determined.

(viii) The Gross-up Payment or portion thereof provided for in paragraph (vii) above shall be paid not later than the thirtieth (30th) day following payment of any amounts under paragraphs (iii) and (iv) of
Section 5; provided, however, that if the amount of such Gross-up Payment or portion thereof cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined, but in no event later than the forty-fifth (45th) day after payment of any amounts under paragraphs
(iii) and (iv) of Section 5. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth (5th) day after demand by the Company (together with interest at the rate provided in Section 1274(b)(2)(B) of the
Code).

6. Successors; Binding Agreement.

(i) The Company will seek, by written request at least five (5) business days prior to the time a Person becomes a Successor (as hereinafter defined), to have such Person, by agreement in form and substance satisfactory to you, assent to the fulfillment of the Company's obligations under this Agreement.  Failure of such Person to furnish
      32                          Page 70A

such assent by the later of (a) three (3) business days prior to the time such Person becomes a Successor or (b) two (2) business days after such Person receives a written request to so assent shall constitute Good Reason for termination by you of your employment if a Change in Control of the Company occurs or has occurred. For purposes of this Agreement, "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

(ii) This Agreement shall inure to the benefit of and be enforceable by your personal legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if no such designee exists, to your estate.

(iii) For purposes of this Agreement, the "Company" shall include any subsidiaries of the Company and any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Company ceases to exist; provided, however, for purposes of determining whether a Change in Control has occurred herein, the term "Company" shall refer to WLR Foods, , Inc. or its successor(s).

7. Fees and Expenses; Mitigation.

(i) The Company shall reimburse you, on a current basis, for all reasonable legal fees and related expenses incurred by you in connection with the Agreement following a Change in Control of the Company, including without limitation, (a) all such fees and expenses, if any, incurred in contesting or disputing any termination of your employment or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof or (b) your seeking to obtain or enforce any right or benefit provided by this Agreement, in each case, regardless of whether or not your claim is upheld by a court of competent jurisdiction; provided, however, you shall be required to repay any such amounts to the Company to the extent that a court issues a final and non-appealable order setting forth the determination that the position taken by you was frivolous or advanced by you in bad faith.

(ii) You shall not be required to mitigate the amount of any payment the Company becomes obligated to make to you in connection with this Agreement, by seeking other employment or otherwise.

Taxes. Subject to the provisions of Section 5(vii), all payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 12 and 14 of this Agreement shall survive termination of this Agreement.

      33                    Page 71A

10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this Agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board or President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and the Chairman of the Board or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

12. Governing Law and Venue. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia. Venue for any proceeding related to the performance or interpretation of this Agreement, or in any way arising out of this Agreement, shall be either the Circuit Court of Rockingham County, Virginia, or the United States District Court for the Western District of Virginia, Harrisonburg Division.

13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or other confidential information concerning its business, affairs, products, suppliers or customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company, taken as a whole; it being understood, however, that the obligations under this Section 14 shall not apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to, and available for use by, the public otherwise than by your wrongful act or omission.

15. Related Agreements. To the extent that any provision of any other agreement between the Company and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of such other agreement shall be deemed to have been superseded, and to be
      34                      Page 72A

of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose.
Notwithstanding the effect of the preceding sentence, the conditional Employment Agreement, renewed on June 26, 1992 between the Company and you is hereby cancelled and shall be of no force or effect.

If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.





Sincerely,

WLR Foods, Inc.

By ___/s/ Charles W. Wampler, Jr.___
     Charles W. Wampler, Jr.
     Chairman of the Board

WLR Foods, Inc.


Agreed to this 4th day of February, 1994.


_____/s/ James L. Mason_____
      James L. Mason

      35            Amendment 4, Exhibit 10.7, Page 73A

                              EXHIBIT 10.7

February 4, 1994



John J. Broaddus
President of Cassco Ice & Cold Storage, Inc.
Vice President of Wampler-Longacre, Inc.
Cassco Ice & Cold Storage, Inc.
P. O. Box 548
Harrisonburg, VA  22801

Dear Mr. Broaddus:

WLR Foods, Inc., a Virginia corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control (as defined herein) may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company. In particular, the Board believes it important, should the Company or its shareholders receive a proposal for transfer of control of the Company, that you be able to assess and advise the Board whether such proposal would be in the best interests of the Company and its shareholders and to take such other action regarding such proposal as the Board might determine to be appropriate, without being influenced by the uncertainties of your own situation.

In order to induce you to remain in the employ of the Company, this letter agreement ("Agreement"), which has been approved by the Board, sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a Change in Control of the Company under the circumstances described below.

      36                      Page 74A

1. Agreement to Provide Services; Right to Terminate.

(i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time following a "Change in Control" as defined herein, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.

(ii) In the event a Person (as hereinafter defined) makes an offer which, if accepted by the Company and subsequently consummated, would constitute a Change in Control, you agree that you will not leave the employ of the Company (other than as a result of Disability or upon Retirement, as such terms are hereinafter defined) and will render the services contemplated in the recitals to this Agreement until such Change in Control offer has been abandoned or terminated or a Change in Control has occurred. For the purposes of this Agreement, Retirement shall mean a termination of your employment by you on or after you have reached age sixty-five (65) and have completed at least five (5) years of service for the Company (including any service for a predecessor of the Company where such prior service is recognized by the Company for the purpose of awarding other benefits). For purposes of this Section 1, "years of service" shall be defined as in the WLR Profit Sharing and Salary Savings Plan.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1994; provided, however, that commencing on January 1, 1995 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless at least ninety (90) days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control, if such Change in Control shall have occurred while this Agreement is in effect. Notwithstanding anything in this Section 2 to the contrary, this Agreement shall terminate if you or the Company terminate your employment prior to a Change in Control of the Company.

3. Change in Control.   For the purpose of this Agreement, a "Change in
Control" shall mean:

(i) The acquisition by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that in no event may the following acquisitions constitute a Change in Control: (a) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (b) any acquisition by the Company,
(c) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (d) any acquisition by any corporation pursuant to a
      37                     Page 75A

reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (a), (b) and (c) of paragraph (iii) of this Section 3 are satisfied, or (e) any sale or other disposition of all or substantially all of the assets of the Company, if , following such sale or other disposition, the conditions described in (1), (2) and (3) of paragraph
(iv) of this Section 3 are satisfied; or

(ii) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least seventy-five percent (75%) of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii) Approval by the shareholders of the Company of a reorganization, merger or consolidation, unless, in each case following such reorganization, merger or consolidation, (a) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or a corporation resulting from such reorganization, merger or consolidation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, and (c) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(iv) Approval by the shareholders of the Company of (a) a complete liquidation or dissolution of the Company or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, (1) more than sixty percent (60%) of, respectively,
      38                         Page 76A

the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (3) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

(v) Notwithstanding anything in the paragraphs (i) - (iv) of this
Section 3 to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction which results in you, or a group of Persons which includes you, acquiring, directly or indirectly, twenty percent (20%) or more of the combined voting power of the Company's Voting Securities.

4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a Change in Control of the Company shall have occurred, you shall be entitled to the benefits provided in Section 5 hereof upon the termination of your employment with the Company within twenty-four (24) months after such Change in Control, unless such termination is (a) because of your death, (b) by the Company for Cause or Disability or (c) by you other than for Good Reason (as all such capitalized terms are hereinafter defined).

(i) Disability. Termination by the Company of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company on a full time basis for one hundred eighty
(180) consecutive days as a result of your incapacity due to physical or mental illness, unless within thirty (30) days after Notice of Termination (as hereinafter defined) is given to you following such absence, you shall have returned to the full time performance of your duties.

(ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to you by the Chairman of the Board or President of the Company which specifically identifies the manner(s) in which such executive believes that you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and
      39                       Page 77A

demonstrably injurious to the Company.  For purposes of this paragraph
(ii), no act, or failure to act, on your part shall be considered "willful" unless done, or failed to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not
opposed to, the best interests of the Company.   Any act or failure to
act based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the Company. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause so long as the Board has approved your engagement in such activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in clauses (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

iii) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on:

(A) a determination by you, in your reasonable judgment, that there has been an adverse change in your status or position(s) as an executive officer of the Company as in effect immediately prior to the Change in Control, including, without limitation, any adverse change in your status or position as a result of a diminution in your duties or responsibilities (other than, if applicable, any such change directly attributable to the fact that the Company is no longer publicly owned) or the assignment to you of any duties or responsibilities which are inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such positions(s) (except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason);

(B) a reduction by the Company in your base salary as in effect immediately prior to the Change in Control;

(C) the failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the Change in Control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the Change in Control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the Change in Control;

      40                           Page 78A

(D) the failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the Change in Control;

(E) the Company's requiring you to be based at any office that is greater than thirty (30) miles from where your office is located immediately prior to the Change in Control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the Change in Control;

(F) the failure by the Company to obtain from any Successor (as hereinafter defined) the assent to this Agreement contemplated by
Section 6 hereof;

(G) any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph (iv) below (and, if applicable, paragraph (ii) above); and for purposes of this Agreement, no such purported termination shall be effective; or

(H) any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the Change in Control, you were permitted by the Board to attend to or engage in.

For purposes of this Agreement, "Plan" shall mean any compensation plan such as the Company Incentive Bonus Plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan or a relocation plan or policy or any other plan, program or policy of the Company intended to benefit employees, except for the Company Restated Long-Term Incentive Plan.

(iv) Notice of Termination. Any purported termination by the Company or by you following a Change in Control shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(v) Date of Termination. "Date of Termination" following a Change in Control shall mean (a) if your employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such thirty (30) day period), (b) if your employment is to be terminated by the Company for Cause or by you pursuant to Sections 4(iii)(F) or 6 hereof or for any other Good Reason, the date specified in the Notice of Termination, (c) if your employment is to be terminated by the Company for any reason other than Cause, the date specified in the Notice of Termination, which in no event shall be a date earlier than ninety (90) days after the date on which a Notice of Termination is given, unless an earlier date has been expressly agreed to by you in writing either in advance of, or after, receiving such Notice of Termination, or (d) if your employment is terminated on account of your death, the day after your death. In the case of
      41                             Page 79A

termination of your employment by the Company for Cause, if you have not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by you of the Notice of Termination with respect thereto, you may notify the Company that a dispute exists concerning the termination, in which event the Date of Termination shall be the date set either by mutual written agreement of the parties or by such court having the matter before it. During the pendency of any such dispute, the Company will continue to pay you your full compensation in effect just prior to the time the Notice of Termination is given and until the dispute is resolved. However, if such court issues a final and non-appealable order finding that the Company had Cause to terminate you then you must return all compensation paid to you after the Date of Termination specified in the Notice of Termination previously received by you.

5. Compensation Upon Termination or During Disability; Other Agreements.

(i) During any period following a Change in Control of the Company that you fail to perform your duties as a result of incapacity due to physical or mental illness, you shall continue to receive your base salary at the rate then in effect and any benefits or awards under any Plans shall continue to accrue during such period, to the extent not inconsistent with such Plans, until your employment is terminated pursuant to and in accordance with paragraphs 4(iv) - 4(v) hereof. Thereafter, your benefits shall be determined in accordance with the Plans then in effect.

(ii) If your employment is terminated for Cause following a Change in Control of the Company, the Company shall pay to you your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you. Thereupon the Company shall have no further obligations to you under this Agreement.

(iii) Subject to Section 8 hereof, if, within twenty-four (24) months after a Change in Control of the Company has occurred, your employment by the Company is terminated other than on account of your death and is terminated (a) by the Company other than for Cause or Disability or (b) by you for Good Reason, then the Company shall pay to you, no later than the fifth (5th) day following the Date of Termination, without regard to any contrary provisions of any Plan, the following:

(A) your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request);

(B) an amount in cash equal to one and one-half (1.5) times the sum of
(i) the higher of (a) your annual base salary on the Date of Termination or (b) your annual base salary in effect immediately prior to the Change in Control plus (ii) an amount equal to the average of the bonuses awarded to you in each of the three previous years.
      42                           Page 80A

For the purposes of this Agreement, the term "base salary" shall include any amounts deducted by the Company with respect to you or for your account pursuant to Sections 125 and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

(iv) If, within twenty-four (24) months after a Change in Control of the Company has occurred, your employment by the Company is terminated for any reason other than retirement, the Company shall pay to you, on the date specified below, an amount ("Spread") in cash equal to the Termination Fair Market Value (as hereinafter defined) less the exercise price of all options which were granted to you pursuant to the Company's Restated Long-Term Incentive Plan or any Plan succeeding thereto, and which shall not become exercisable prior to (a) the end of the one (1) year period immediately following the Date of Termination if your employment is terminated on account of your death, or (b) the end of the third (3rd) month following the Date of Termination if your employment is terminated for any reason other than death. The Company shall make such payment upon the fifth (5th) day following such Date of Termination.

For the purposes of this Agreement, the "Termination Fair Market Value" shall be the higher of (a) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety (90) days prior to the Date of Termination and ending upon such Date of Termination, and (b) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety
(90) days prior to a Change of Control and ending upon the date of a Change of Control.

(v) If, within twenty-four (24) months after a Change in Control of the Company has occurred, your employment by the Company is terminated
(a) by the Company other than for Cause or Disability, or (b) by you for Good Reason, then the Company shall maintain in full force and effect, for the continued benefit of you and your dependents for a period terminating on the earliest of (a) one and one-half (1.5) years after the Date of Termination or (b) the commencement date of equivalent benefits from a new employer, insured and self-insured employee welfare benefit Plans in which you were entitled to participate immediately prior to the Date of Termination, provided that your continued participation is possible under the general terms and provisions of such Plans (and any applicable funding media) and you continue to pay an amount equal to your regular contribution under such Plans for such participation. If one and one-half (1.5) years after the Termination Date, you have not previously received, nor are then receiving, equivalent benefits from a new employer, the Company shall offer you continuation coverage under COBRA as prescribed under Section 4980B of the Code. At the expiration of such continuation coverage (or, if COBRA continuation coverage is not applicable to the Plan, then upon the expiration of the one and one-half (1.5) year period beginning on the Termination Date) the Company shall arrange, at its sole cost and
      43                         Page 81A

expense, to enable you to convert you and your dependents' coverage under such plans to individual policies and programs upon the same terms as employees of the Company may apply for such conversions. In the event that your participation in any such Plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of you and your dependents individual policies of insurance providing benefits substantially similar (on an after-tax basis) to those which you otherwise would have been entitled to receive under such Plans pursuant to this paragraph (v) or, if such insurance is not available at a reasonable cost to the Company, the Company shall otherwise provide you and your dependents with equivalent benefits (on an after-tax basis). You shall not be required to pay any premiums or other charges in an amount greater than that which you would have paid in order to participate in such Plans.

(vi) Except as specifically provided in paragraph (v) above, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

(vii) In the event that you become entitled to the payments provided by paragraphs (iii) and (iv) of Section 5 hereof (the "Agreement Payments"), if any of the Agreement Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to you at the time specified in paragraph (viii) below an additional amount (the "Gross-up Payment") such that the net amount retained by you, after deduction of any Excise Tax on the Total Payments (as hereinafter defined) and any federal, state and local income tax and Excise Tax upon the Gross-up Payment provided for by this paragraph (vii), but before deduction for any federal, state or local income tax on the Agreement Payments, shall be equal to the sum of (a) the Total Payments and (b) an amount equal to the product of any deductions disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made.

For purposes of determining whether any of the Agreement Payments will be subject to the Excise Tax and the amount of such Excise Tax, (a) any other payments or benefits received or to be received by you in connection with a Change in Control of the Company or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control of the Company or any person affiliated with the Company or such person) (which, together with the Agreement Payments, shall constitute the "Total Payments") shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of
Section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company's independent auditors such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of
      44                       Page 82A

Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax; (b) the amount of the Total Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (1) the total amount of the Total Payments or (2) the amount of excess parachute payments within the meaning of Section 280G(b)(1) of the Code (after applying clause (a), above); and (c) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

For purposes of determining the amount of the Gross-up Payment, you shall be deemed to (a) pay federal income taxes at the highest marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (b) pay the applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes (determined without regard to limitations on deductions based upon the amount of your adjusted gross income), and
(c) have otherwise allowable deductions for federal income tax purposes at least equal to those disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-up Payment is made, you shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-up Payment attributable to such reduction (plus the portion of the Gross-up Payment attributable to the Excise Tax and federal state and local income tax imposed on the portion of the Gross-up Payment being repaid by you if such repayment results in a reduction in Excise Tax and/or a federal and state and local income tax deduction), plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-up Payment), the Company shall make an additional Gross-up Payment in respect of such excess (plus any interest payable with respect to such excess at the rate provided in Section 1274(b)(2)(B) of the Code) at the time that the amount of such excess is finally determined.

(viii) The Gross-up Payment or portion thereof provided for in paragraph (vii) above shall be paid not later than the thirtieth (30th) day following payment of any amounts under paragraphs (iii) and (iv) of
Section 5; provided, however, that if the amount of such Gross-up Payment or portion thereof cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined, but in no event later than the forty-fifth (45th) day after payment of any amounts under paragraphs
(iii) and (iv) of Section 5. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth (5th) day after demand by the Company (together
      45                 Page 83A

with interest at the rate provided in Section 1274(b)(2)(B) of the
Code).

6. Successors; Binding Agreement.

(i) The Company will seek, by written request at least five (5) business days prior to the time a Person becomes a Successor (as hereinafter defined), to have such Person, by agreement in form and substance satisfactory to you, assent to the fulfillment of the Company's obligations under this Agreement. Failure of such Person to furnish such assent by the later of (a) three (3) business days prior to the time such Person becomes a Successor or (b) two (2) business days after such Person receives a written request to so assent shall constitute Good Reason for termination by you of your employment if a Change in Control of the Company occurs or has occurred. For purposes of this Agreement, "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

(ii) This Agreement shall inure to the benefit of and be enforceable by your personal legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if no such designee exists, to your estate.

(iii) For purposes of this Agreement, the "Company" shall include any subsidiary of the Company and any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Company ceases to exist; provided, however, for purposes of determining whether a Change in Control has occurred herein, the term "Company" shall refer to WLR Foods, , Inc. or its successor(s).

7. Fees and Expenses; Mitigation.

(i) The Company shall reimburse you, on a current basis, for all reasonable legal fees and related expenses incurred by you in connection with the Agreement following a Change in Control of the Company, including without limitation, (a) all such fees and expenses, if any, incurred in contesting or disputing any termination of your employment or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof or (b) your seeking to obtain or enforce any right or benefit provided by this Agreement, in each case, regardless of whether or not your claim is upheld by a court of competent jurisdiction; provided, however, you shall be required to repay any such amounts to the Company to the extent that a court issues a final and non-appealable order setting forth the determination that the position taken by you was frivolous or advanced by you in bad faith.



      46                       Page 84A

(ii) You shall not be required to mitigate the amount of any payment the Company becomes obligated to make to you in connection with this Agreement, by seeking other employment or otherwise.

8. Taxes. Subject to the provisions of Section 5(vii), all payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 12 and 14 of this Agreement shall survive termination of this Agreement.

10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this Agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board or President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and the Chairman of the Board or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

12. Governing Law and Venue. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia. Venue for any proceeding related to the performance or interpretation of this Agreement, or in any way arising out of this Agreement, shall be either the Circuit Court of Rockingham County, Virginia, or the United States District Court for the Western District of Virginia, Harrisonburg Division.

13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or other confidential information concerning its business, affairs, products, suppliers or
      47                   Page 85A

customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company, apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to, and available for use by, the public otherwise than by your wrongful act or omission.

15. Related Agreements. To the extent that any provision of any other agreement between the Company and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose. Notwithstanding the effect of the preceding sentence, the conditional Employment Agreement, renewed on June 26, 1992 between the Company and you is hereby cancelled and shall be of no force or effect.

If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

Sincerely,

WLR Foods, Inc.


By___/s/ Herman D. Mason____
    Herman D. Mason, Chair
    Executive Compensation Committee
    WLR Foods, Inc.


Agreed to this 4th day of February, 1994.


_____/s/ John J. Broaddus____
     John J. Broaddus
      48            Amendment 5, Exhibit 10.8, Page 86A

                           EXHIBIT 10.8

February 4, 1994



V. Eugene Misner
Vice President of Live Production
Wampler-Longacre, Inc.
P.O. .Box 7275
Broadway, Virginia 22815

Dear Mr. Misner:

WLR Foods, Inc., a Virginia corporation (the "Company"), considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control (as defined herein) may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company. In particular, the Board believes it important, should the Company or its shareholders receive a proposal for transfer of control of the Company, that you be able to assess and advise the Board whether such proposal would be in the best interests of the Company and its shareholders and to take such other action regarding such proposal as the Board might determine to be appropriate, without being influenced by the uncertainties of your own situation.

In order to induce you to remain in the employ of the Company, this letter agreement ("Agreement"), which has been approved by the Board, sets forth the severance benefits which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a Change in Control of the Company under the circumstances described below.

      49                          Page 87A

1. Agreement to Provide Services; Right to Terminate.

(i) Except as otherwise provided in paragraph (ii) below, the Company or you may terminate your employment at any time following a "Change in Control" as defined herein, subject to the Company's providing the benefits hereinafter specified in accordance with the terms hereof.

(ii)In the event a Person (as hereinafter defined) makes an offer which, if accepted by the Company and subsequently consummated, would constitute a Change in Control, you agree that you will not leave the employ of the Company (other than as a result of Disability or upon Retirement, as such terms are hereinafter defined) and will render the services contemplated in the recitals to this Agreement until such Change in Control offer has been abandoned or terminated or a Change in Control has occurred. For the purposes of this Agreement, Retirement shall mean a termination of your employment by you on or after you have reached age sixty-five (65) and have completed at least five (5) years of service for the Company (including any service for a predecessor of the Company where such prior service is recognized by the Company for the purpose of awarding other benefits). For purposes of this Section 1, "years of service" shall be defined as in the WLR Profit Sharing and Salary Savings Plan.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1994; provided, however, that commencing on January 1, 1995 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless at least ninety (90) days prior to such January 1st date, the Company or you shall have given notice that this Agreement shall not be extended; and provided, further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control, if such Change in Control shall have occurred while this Agreement is in effect. Notwithstanding anything in this Section 2 to the contrary, this Agreement shall terminate if you or the Company terminate your employment prior to a Change in Control of the Company.

3. Change in Control.   For the purpose of this Agreement, a "Change in
Control" shall mean:

(i) The acquisition by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that in no event may the following acquisitions constitute a Change in Control: (a) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (b) any acquisition by the Company,
(c) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (d) any acquisition by any corporation pursuant to a
      50                       Page 88A

reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (a), (b) and (c) of paragraph (iii) of this Section 3 are satisfied, or (e) any sale or other disposition of all or substantially all of the assets of the Company, if , following such sale or other disposition, the conditions described in (1), (2) and (3) of paragraph
(iv) of this Section 3 are satisfied; or

(ii) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least seventy-five percent (75%) of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii) Approval by the shareholders of the Company of a reorganization, merger or consolidation, unless, in each case following such reorganization, merger or consolidation, (a) more than sixty percent (60%) of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or a corporation resulting from such reorganization, merger or consolidation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, and (c) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(iv) Approval by the shareholders of the Company of (a) a complete liquidation or dissolution of the Company or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, (1) more than sixty percent (60%) of, respectively,
      51                      Page 89A

the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation) beneficially owns, directly or indirectly, thirty-nine percent (39%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (3) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

(v) Notwithstanding anything in the paragraphs (i) - (iv) of this
Section 3 to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction which results in you, or a group of Persons which includes you, acquiring, directly or indirectly, twenty percent (20%) or more of the combined voting power of the Company's Voting Securities.

4. Termination Following Change in Control. If any of the events described in Section 3 hereof constituting a Change in Control of the Company shall have occurred, you shall be entitled to the benefits provided in Section 5 hereof upon the termination of your employment with the Company within twenty-four (24) months after such Change in Control, unless such termination is (a) because of your death, (b) by the Company for Cause or Disability or (c) by you other than for Good Reason (as all such capitalized terms are hereinafter defined).

(i) Disability. Termination by the Company of your employment based on "Disability" shall mean termination because of your absence from your duties with the Company on a full time basis for one hundred eighty
(180) consecutive days as a result of your incapacity due to physical or mental illness, unless within thirty (30) days after Notice of Termination (as hereinafter defined) is given to you following such absence, you shall have returned to the full time performance of your duties.

(ii) Cause. Termination by the Company of your employment for "Cause" shall mean termination upon (a) the willful and continued failure by you to perform substantially your duties with the Company (other than any such failure resulting from your incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to you by the Chairman of the Board or President of the Company which specifically identifies the manner(s) in which such executive believes that you have not substantially performed your duties, or (b) the willful engaging by you in illegal conduct which is materially and
      52                     Page 90A

demonstrably injurious to the Company.  For purposes of this paragraph
(ii), no act, or failure to act, on your part shall be considered "willful" unless done, or failed to be done, by you in bad faith and without reasonable belief that your action or omission was in, or not
opposed to, the best interests of the Company.   Any act or failure to
act based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by you in good faith and in the best interests of the Company. It is also expressly understood that your attention to matters not directly related to the business of the Company shall not provide a basis for termination for Cause so long as the Board has approved your engagement in such activities. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of the conduct set forth above in clauses (a) or (b) of this paragraph (ii) and specifying the particulars thereof in detail.

(iii) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on:

(A) a determination by you, in your reasonable judgment, that there has been an adverse change in your status or position(s) as an executive officer of the Company as in effect immediately prior to the Change in Control, including, without limitation, any adverse change in your status or position as a result of a diminution in your duties or responsibilities (other than, if applicable, any such change directly attributable to the fact that the Company is no longer publicly owned) or the assignment to you of any duties or responsibilities which are inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such positions(s) (except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason);

(B) a reduction by the Company in your base salary as in effect immediately prior to the Change in Control;

(C) the failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the Change in Control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the Change in Control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the Change in Control;

      53                   Page 91A

(D) the failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the Change in Control;

(E) the Company's requiring you to be based at any office that is greater than thirty (30) miles from where your office is located immediately prior to the Change in Control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the Change in Control;

(F) the failure by the Company to obtain from any Successor (as hereinafter defined) the assent to this Agreement contemplated by
Section 6 hereof;

(G) any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph (iv) below (and, if applicable, paragraph (ii) above); and for purposes of this Agreement, no such purported termination shall be effective; or

(H) any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the Change in Control, you were permitted by the Board to attend to or engage in.

For purposes of this Agreement, "Plan" shall mean any compensation plan such as the Company Incentive Bonus Plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan or a relocation plan or policy or any other plan, program or policy of the Company intended to benefit employees, except for the Company Restated Long-Term Incentive Plan.

(iv) Notice of Termination. Any purported termination by the Company or by you following a Change in Control shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(v) Date of Termination. "Date of Termination" following a Change in Control shall mean (a) if your employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such thirty (30) day period), (b) if your employment is to be terminated by the Company for Cause or by you pursuant to Sections 4(iii)(F) or 6 hereof or for any other Good Reason, the date specified in the Notice of Termination, (c) if your employment is to be terminated by the Company for any reason other than Cause, the date specified in the Notice of Termination, which in no event shall be a date earlier than ninety (90) days after the date on which a Notice of Termination is given, unless an earlier date has been expressly agreed to by you in writing either in advance of, or after, receiving such Notice of Termination, or (d) if your employment is terminated on account of your death, the day after your death. In the case of
      54                        Page 92A

termination of your employment by the Company for Cause, if you have not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by you of the Notice of Termination with respect thereto, you may notify the Company that a dispute exists concerning the termination, in which event the Date of Termination shall be the date set either by mutual written agreement of the parties or by such court having the matter before it. During the pendency of any such dispute, the Company will continue to pay you your full compensation in effect just prior to the time the Notice of Termination is given and until the dispute is resolved. However, if such court issues a final and non-appealable order finding that the Company had Cause to terminate you then you must return all compensation paid to you after the Date of Termination specified in the Notice of Termination previously received by you.

5. Compensation Upon Termination or During Disability; Other Agreements.

(i) During any period following a Change in Control of the Company that you fail to perform your duties as a result of incapacity due to physical or mental illness, you shall continue to receive your base salary at the rate then in effect and any benefits or awards under any Plans shall continue to accrue during such period, to the extent not inconsistent with such Plans, until your employment is terminated pursuant to and in accordance with paragraphs 4(iv) - 4(v) hereof. Thereafter, your benefits shall be determined in accordance with the Plans then in effect.

(ii) If your employment is terminated for Cause following a Change in Control of the Company, the Company shall pay to you your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you. Thereupon the Company shall have no further obligations to you under this Agreement.

(iii) Subject to Section 8 hereof, if, within twenty-four (24) months after a Change in Control of the Company has occurred, your employment by the Company is terminated other than on account of your death and is terminated (a) by the Company other than for Cause or Disability or (b) by you for Good Reason, then the Company shall pay to you, no later than the fifth (5th) day following the Date of Termination, without regard to any contrary provisions of any Plan, the following:

(A) your base salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to you (including amounts which previously had been deferred at your request);

(B) an amount in cash equal to one and one-half (1.5) times the sum of
(i) the higher of (a) your annual base salary on the Date of Termination or (b) your annual base salary in effect immediately prior to the Change in Control plus (ii) an amount equal to the average of the bonuses awarded to you in each of the three previous years; provided, however,
      55                       Page 93A

that in no event shall the payment required under this clause (B) exceed the average of the amount if this Section B were deemed to apply to the Vice President of Sales and Marketing and the Vice President of Plant Operations of the Company.

For the purposes of this Agreement, the term "base salary" shall include any amounts deducted by the Company with respect to you or for your account pursuant to Sections 125 and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

(iv) If, within twenty-four (24) months after a Change in Control of the Company has occurred, your employment by the Company is terminated for any reason other than retirement, the Company shall pay to you, on the date specified below, an amount ("Spread") in cash equal to the Termination Fair Market Value (as hereinafter defined) less the exercise price of all options which were granted to you pursuant to the Company's Restated Long-Term Incentive Plan or any Plan succeeding thereto, and which shall not become exercisable prior to (a) the end of the one (1) year period immediately following the Date of Termination if your employment is terminated on account of your death, or (b) the end of the third (3rd) month following the Date of Termination if your employment is terminated for any reason other than death. The Company shall make such payment upon the fifth (5th) day following such Date of Termination;

For the purposes of this Agreement, the "Termination Fair Market Value" shall be the higher of (a) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety (90) days prior to the Date of Termination and ending upon such Date of Termination, and (b) the highest price of the Company's stock as quoted on the NASDAQ, or any other exchange complying with the requirements of the Securities and Exchange Act of 1934, as amended, within the period beginning ninety
(90) days prior to a Change of Control and ending upon the date of a Change of Control.

(v) If, within twenty-four (24) months after a Change in Control of the Company has occurred, your employment by the Company is terminated
(a) by the Company other than for Cause or Disability, or (b) by you for Good Reason, then the Company shall maintain in full force and effect, for the continued benefit of you and your dependents for a period terminating on the earliest of (a) one and one-half (1.5) years after the Date of Termination or (b) the commencement date of equivalent benefits from a new employer, insured and self-insured employee welfare benefit Plans in which you were entitled to participate immediately prior to the Date of Termination, provided that your continued participation is possible under the general terms and provisions of such Plans (and any applicable funding media) and you continue to pay an amount equal to your regular contribution under such Plans for such participation. If one and one-half (1.5) years after the Termination Date, you have not previously received, nor are then receiving, equivalent benefits from a new employer, the Company shall offer you
      56                            Page 94A

continuation coverage under COBRA as prescribed under Section 4980B of the Code. At the expiration of such continuation coverage (or, if COBRA continuation coverage is not applicable to the Plan, then upon the expiration of the one and one-half (1.5) year period beginning on the Termination Date) the Company shall arrange, at its sole cost and expense, to enable you to convert you and your dependents' coverage under such plans to individual policies and programs upon the same terms as employees of the Company may apply for such conversions. In the event that your participation in any such Plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of you and your dependents individual policies of insurance providing benefits substantially similar (on an after-tax basis) to those which you otherwise would have been entitled to receive under such Plans pursuant to this paragraph (v) or, if such insurance is not available at a reasonable cost to the Company, the Company shall otherwise provide you and your dependents with equivalent benefits (on an after-tax basis). You shall not be required to pay any premiums or other charges in an amount greater than that which you would have paid in order to participate in such Plans.

(vi) Except as specifically provided in paragraph (v) above, the amount of any payment provided for in this Section 5 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

(vii) In the event that you become entitled to the payments provided by paragraphs (iii) and (iv) of Section 5 hereof (the "Agreement Payments"), if any of the Agreement Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to you at the time specified in paragraph (viii) below an additional amount (the "Gross-up Payment") such that the net amount retained by you, after deduction of any Excise Tax on the Total Payments (as hereinafter defined) and any federal, state and local income tax and Excise Tax upon the Gross-up Payment provided for by this paragraph (vii), but before deduction for any federal, state or local income tax on the Agreement Payments, shall be equal to the sum of (a) the Total Payments and (b) an amount equal to the product of any deductions disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made.

For purposes of determining whether any of the Agreement Payments will be subject to the Excise Tax and the amount of such Excise Tax, (a) any other payments or benefits received or to be received by you in connection with a Change in Control of the Company or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control of the Company or any person affiliated with the Company or such person) (which, together with the Agreement Payments, shall constitute the "Total Payments") shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of
Section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company's
      57                    Page 95A

independent auditors such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of
Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax; (b) the amount of the Total Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (1) the total amount of the Total Payments or (2) the amount of excess parachute payments within the meaning of Section 280G(b)(1) of the Code (after applying clause (a), above); and (c) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

For purposes of determining the amount of the Gross-up Payment, you shall be deemed to (a) pay federal income taxes at the highest marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (b) pay the applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes (determined without regard to limitations on deductions based upon the amount of your adjusted gross income), and
(c) have otherwise allowable deductions for federal income tax purposes at least equal to those disallowed because of the inclusion of the Gross-up Payment in your adjusted gross income. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-up Payment is made, you shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-up Payment attributable to such reduction (plus the portion of the Gross-up Payment attributable to the Excise Tax and federal state and local income tax imposed on the portion of the Gross-up Payment being repaid by you if such repayment results in a reduction in Excise Tax and/or a federal and state and local income tax deduction), plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-up Payment), the Company shall make an additional Gross-up Payment in respect of such excess (plus any interest payable with respect to such excess at the rate provided in Section 1274(b)(2)(B) of the Code) at the time that the amount of such excess is finally determined.

(viii) The Gross-up Payment or portion thereof provided for in paragraph (vii) above shall be paid not later than the thirtieth (30th) day following payment of any amounts under paragraphs (iii) and (iv) of
Section 5; provided, however, that if the amount of such Gross-up Payment or portion thereof cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as

      58                 Page 96A

soon as the amount thereof can be determined, but in no event later than the forty-fifth (45th) day after payment of any amounts under paragraphs
(iii) and (iv) of Section 5. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth (5th) day after demand by the Company (together with interest at the rate provided in Section 1274(b)(2)(B) of the
Code).

6. Successors; Binding Agreement.

(i) The Company will seek, by written request at least five (5) business days prior to the time a Person becomes a Successor (as hereinafter defined), to have such Person, by agreement in form and substance satisfactory to you, assent to the fulfillment of the Company's obligations under this Agreement. Failure of such Person to furnish such assent by the later of (a) three (3) business days prior to the time such Person becomes a Successor or (b) two (2) business days after such Person receives a written request to so assent shall constitute Good Reason for termination by you of your employment if a Change in Control of the Company occurs or has occurred. For purposes of this Agreement, "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.

(ii) This Agreement shall inure to the benefit of and be enforceable by your personal legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if no such designee exists, to your estate.

(iii) For purposes of this Agreement, the "Company" shall include any subsidiary of the Company and any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Company ceases to exist; provided, however, for purposes of determining whether a Change in Control has occurred herein, the term "Company" shall refer to WLR Foods, , Inc. or its successor(s).

7. Fees and Expenses; Mitigation.

(i) The Company shall reimburse you, on a current basis, for all reasonable legal fees and related expenses incurred by you in connection with the Agreement following a Change in Control of the Company, including without limitation, (a) all such fees and expenses, if any, incurred in contesting or disputing any termination of your employment or incurred by you in seeking advice with respect to the matters set forth in Section 8 hereof or (b) your seeking to obtain or enforce any right or benefit provided by this Agreement, in each case, regardless of whether or not your claim is upheld by a court of competent

      59                   Page 97A

jurisdiction; provided, however, you shall be required to repay any such amounts to the Company to the extent that a court issues a final and non-appealable order setting forth the determination that the position taken by you was frivolous or advanced by you in bad faith.

(ii) You shall not be required to mitigate the amount of any payment the Company becomes obligated to make to you in connection with this Agreement, by seeking other employment or otherwise.

8. Taxes. Subject to the provisions of Section 5(vii), all payments to be made to you under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.

9. Survival. The respective obligations of, and benefits afforded to, the Company and you as provided in Sections 5, 6(ii), 7, 8, 12 and 14 of this Agreement shall survive termination of this Agreement.

10. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of the Company, to the address set forth on the first page of this Agreement or, in the case of the undersigned employee, to the address set forth below his signature, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board or President of the Company, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in a writing signed by you and the Chairman of the Board or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

12. Governing Law and Venue. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia. Venue for any proceeding related to the performance or interpretation of this Agreement, or in any way arising out of this Agreement, shall be either the Circuit Court of Rockingham County, Virginia, or the United States District Court for the Western District of Virginia, Harrisonburg Division.

13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.


      60                Page 98A

14. Employee's Commitment. You agree that subsequent to your period of employment with the Company, you will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary processes of the Company or other confidential information concerning its business, affairs, products, suppliers or customers which, if disclosed, would have a material adverse effect upon the business or operations of the Company, taken as a whole; it being understood, however, that the obligations under this Section 14 shall not apply to the extent that the aforesaid matters (a) are disclosed in circumstances where you are legally required to do so or (b) become generally known to, and available for use by, the public otherwise than by your wrongful act or omission.

15. Related Agreements. To the extent that any provision of any other agreement between the Company and you shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose. Notwithstanding the effect of the preceding sentence, the conditional Employment Agreement, renewed on June 26, 1992 between the Company and you is hereby cancelled and shall be of no force or effect.

If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

Sincerely,

WLR Foods, Inc.


By______/s/ Herman D. Mason___
    Herman D. Mason, Chair
    Executive Compensation Committee
    WLR Foods, Inc.


Agreed to this 4th day of February, 1994.


_____/s/ V. Eugene Misner____
      V. Eugene Misner


      61                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 18th day of February, 1994 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                  WLR FOODS, INC.


                                  ___/s/ Delbert L. Seitz_________
                                  Delbert L. Seitz, Chief Financial
                                  Officer and duly authorized signator
                                  for Registrant