Form 10-K/A
period 1993-07-03
WLR FOODS INC
filed 1994-03-04
CIK 760775

March 4, 1994


Mr. Jeffrey P. Riedler, Branch Chief
United States Securities & Exchange Commission
Division of Corporation Finance
Washington, DC  20549

RE:  Supplemental Information
     Form 10-K Filed on September 30, 1993 for the Period of 7/3/93 File No. 0-17060

Dear Mr. Rielder:

The following responses should resolve the questions raised by your letter of February 24, 1994.

Management Discussion and Analysis

In future filings, we will quantify the effects of each item given as explanation for changes in line items discussed in the results of operations.

Accounting

Summary of Significant Accounting Policies

Though the Company has at certain times utilized forward pricing, options and hedging contracts in its grain purchasing operations, none of these contracts were outstanding as of the dates of the financial statements in Fiscal 1993 Form 10-K. Appropriate disclosure and accounting will be followed if these types of contracts are outstanding at financial statement dates in the future.

Disclosure of the Impact of Recently Adopted Accounting Standards

The adoption of SFAS No. 112 will clearly be immaterial to the Company. We are aware of the requirements of Topic 11-M and will disclose the impact of recently adopted accounting standards when material.

Please advise us of any further questions regarding this filing.

Sincerely,



Delbert L. Seitz
Chief Financial Officer