Form 10-Q
period 1994-04-04
WLR FOODS INC
filed 1994-05-16
CIK 760775

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended April 2, 1994

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at May 12, 1994 was 10,971,776 shares.

                                              Total Number of
                                              Sequentially Numbered
                                              Pages is 13

                         WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS


(unaudited)                                  Thirteen Weeks Ended
Dollars in thousands,                   April 2, 1994     March 27, 1993
except per share data

______________________________________________________________________

Net sales                                     $171,090         $149,575
Cost of sales                                  152,559          133,432
                                               _______          _______

    Gross profit                                18,531           16,143
Selling, general & administrative expenses      15,360           13,262
                                               _______          _______
    Operating income                             3,171            2,881
Other expense:
    Interest expense                             1,273            1,088
    Miscellaneous expense (income)                (225)            (262)
                                               _______           ______
    Other expense                                1,048              826
                                               _______           ______
Earnings before income taxes and
  minority interest                              2,123            2,055
Income tax expense                                 817              781
Minority interest in net earnings (loss)             3                5
  of consolidated subsidiaries                 _______           ______

NET EARNINGS                                    $1,303           $1,269

LESS PREFERRED DIVIDENDS DECLARED                 ---               357
                                                ______           ______

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS   $1,303           $  912
                                                ======           ======

NET EARNINGS PER COMMON SHARE                   $ 0.12           $ 0.10
                                                ======           ======

DIVIDENDS DECLARED PER COMMON SHARE             $  .08           $ 0.08

AVERAGE COMMON SHARES OUTSTANDING           10,967,244        9,228,258


See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS


(unaudited)                                  Thirty-Nine Weeks Ended
Dollars in thousands,                    April 2, 1994     March 27, 1993
except per share data
_______________________________________________________________________________

Net sales                                     $532,433         $436,942
Cost of sales                                  468,369          380,792
                                               _______           _______

    Gross profit                                64,064           56,150
Selling, general & administrative expenses      45,699           40,377
                                               _______          _______
    Operating income                            18,365           15,773
Other expense:
    Interest expense                             3,775            2,579
    Miscellaneous expense (income)                (443)            (444)
                                               _______           ______
    Other expense                                3,332            2,135
                                               _______           ______
Earnings before income taxes and
  minority interest                             15,033           13,638
Income tax expense                               5,788            5,149
Minority interest in net earnings of
  consolidated subsidiary                           25               18
                                                 _____           ______

NET EARNINGS                                    $9,220           $8,471

LESS PREFERRED DIVIDENDS DECLARED                 ---             1,389
                                                ______           ______

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS   $9,220           $7,082
                                                ======           ======

NET EARNINGS PER COMMON SHARE                   $ 0.84           $ 0.81
                                                ======           ======

DIVIDENDS DECLARED PER COMMON SHARE             $ 0.24           $ 0.24

AVERAGE COMMON SHARES OUTSTANDING           10,962,059        8,763,675

                         WLR FOODS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

Dollars in thousands                         (unaudited)
                                            April 2, 1994    July 3, 1993
__________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents                     $    411         $   680
  Accounts receivable, less allowance for         42,266          41,090
  doubtful accounts of $367 and $363,
     respectively
  Inventories (Note 2)                            82,905          76,728
  Other current assets                            10,292           1,309
                                                 _______         _______
     Total current assets                        135,874         119,807

Investments                                        1,025             720
Property, plant and equipment, net               139,892         140,540
Other assets                                       4,069           4,559
                                                 _______         _______
TOTAL ASSETS                                    $280,860        $265,626
                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                        $ 10,600        $ 12,900
  Current maturities of long-term debt             6,275           6,381
  Excess checks over bank balances                 7,623           7,213
  Trade accounts payable                          20,396          18,451
  Accrued expenses                                12,891          15,687
  Federal and state income taxes                    ---              790
  Current deferred taxes                           9,097            ---
  Other current liabilities                          878             876
                                                  ______          ______
     Total current liabilities                    67,760          62,298

Long-term debt, excluding current maturities      51,813          52,253
Deferred income taxes                              9,597           6,190
Minority interest in consolidated subsidiary         464             441
Other liabilities and deferred credits             2,015           2,189
                                                  ______          ______
TOTAL LIABILITIES                                131,649         123,371

Shareholders' equity:
  Common stock, no par value.  Authorized         60,920          60,552
    100,000,000 shares; issued and outstanding
    10,970,248 and 10,951,069 shares, respectively.
  Additional paid-in capital                       3,253           3,253
  Retained earnings                               85,038          78,450
                                                 _______         _______
      Total shareholders' equity                 149,211         142,255

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $280,860        $265,626
                                                 =======         =======

See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                  Thirty-nine Weeks Ended
Dollars in thousands                    April 2, 1994     March 27, 1993
__________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                                 $   9,220        $  8,471
Adjustments to reconcile net earnings to
  net cash Provided by operating activities:
Depreciation and amortization                   15,901          12,544
Gain on sale of property, plant and equipment      (46)             (2)
Deferred income taxes                           10,494             103
Other, net                                         676             166
Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable    (1,176)          4,166
  (Increase) in inventories                     (6,177)         (6,488)
  (Increase) in other current assets            (8,983)            (35)
  Increase in accounts payable                   1,945             142
  Decrease in accrued expenses and other        (2,841)         (1,285)
                                               ________         _______
Net Cash Provided by Operating Activities       19,013          17,782

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment     (13,700)        (26,701)
Proceeds from sale of property, plant and
  equipment                                         83              80
Cash used in acquisition                         ---            (1,214)
Investments in other assets                       (491)           (680)
Minority interest in net earnings of
  consolidated subsidiary                           23              14
                                                ______           ______
Net Cash Used in Investing Activities          (14,085)        (28,501)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt            (1,044)           (677)
Proceeds from long-term debt                      ---           10,200
Notes payable to banks (net of principal        (2,300)         (6,068)
  payments
Increase in checks drawn not presented             410            (116)
Issuance of stock                                  368          41,441
Repurchase of preferred stock                     ---          (29,507)
Dividends paid                                  (2,631)         (4,433)
                                               _______          _______
Net Cash Provided by (Used in) Financing
  Activities                                    (5,197)         10,840
                                               _______          _______
Increase (Decrease) in Cash and Cash
  Equivalents                                      269             121

Cash and Cash Equivalents at Beginning of
  Fiscal Year                                      680             361
                                               _______          _______
Cash and Cash Equivalents at End of Period     $   411          $  482
                                               =======          =======

Supplemental cash flow information:
Cash paid for:
  Interest                                     $ 2,907           $ 2,537
  Income taxes                                   2,193             6,104

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

These reclassifications are only reported to reconcile the Statement of Cash Flows for the period ended April 2, 1994.

See accompanying Notes to Consolidated Financial Statements.

WLR FOODS, INC.
Notes to Consolidated Financial Statements

1.  Accounting Policies

The consolidated financial statements include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of April 2, 1994, the consolidated statements of earnings for the thirteen week and thirty-nine week periods ended April 2, 1994 and March 27, 1993, and the consolidated statements of cash flows for the thirty-nine week periods ended April 2, 1994 and March 27, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented as permitted by Form 10Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended July 3, 1993. In both, the accounting policies and principles used are consistent in all material respects except for the accounting change discussed in Note 3 below. Certain fiscal 1993 amounts have been reclassified to conform with fiscal 1994 presentations.

2.  Inventories

A summary of inventories at April 2, 1994 and July 3, 1993 follows:

Dollars in thousands                    (unaudited)
                                       April 2, 1994        July 3, 1993

                                       ____________________________

Live poultry and breeder flocks          $41,339              $34,588
Processed poultry and meat products       20,411               23,057
Packaging supplies, parts and other       13,249               12,439
Feed, grain and eggs                       7,906                6,644
                                       ______________________________
Total inventories                        $82,905              $76,728
                                      ===============================

3.  Change in Accounting Principle

Effective July 4, 1993, the Company adopted Statement of Financing Accounting Standards (SFAS) No. 109 using the cumulative effect of a change in accounting principle. There was no cumulative effect adjustment necessary on the consolidated statement of earnings as a result of SFAS 109 for periods prior to July 4, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations

                          General Information

WLR Foods, Inc. (the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia and Pennsylvania.

On April 29, 1994, the Company paid an $0.08 per common share dividend to shareholders of record of April 15, 1994.

On March 9, 1994, Tyson Foods, Inc. through its wholly-owned subsidiary, WLR Acqui-sition Corp. commenced a tender offer to purchase all the outstanding shares of WLR Foods, Inc. for $30 per share. The Board of Directors of WLR Foods determined that the offer was inadequate and recommended that the Company's shareholders not tender their shares to Tyson Foods, Inc. This position is detailed in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on March 14, 1994 as amended.

To further their takeover efforts, on April 14, 1994 Tyson Foods, Inc. requested a special meeting of WLR Foods shareholders under the Virginia Control Share Acquisition Statute. The Board of Directors scheduled this meeting for 1:00 p.m. on May 21, 1994, at Turner Ashby High School, 800 North Main Street, Bridgewater, Virginia. At that time, the Company's shareholders will vote upon a proposal by Tyson Foods, Inc. and its associates to grant them voting rights in connection with shares of WLR Foods stock they have acquired or may acquire in connection with their offer to buy the Company.

The Company adopted SFAS No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. As noted in the financial statements provided and the accompanying notes, there was no impact on the statement of earnings for the cumulative effect of the accounting change.

The table of Changes in Results of Operations shows dollars and percentage changes in the components of operating results over the past thirteen weeks and thirty-nine weeks compared to the corresponding periods of the previous year.

                    Changes in Results of Operations

                        Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                         4/2/94 vs. 3/27/93        4/2/94 vs. 3/27/93

In millions except       $Increase   %Change     $Increase   %Change
per share data           (Decrease)              (Decrease)
______________________________________________________________________
Net sales                 $21.5        14.4%        $95.5      21.9%
Cost of sales              19.2        14.3          87.6      23.0
                           ----        ----          ----      ----
Gross margin                2.3        14.8           7.9      14.1
Selling, general and
  administrative expenses   2.1        15.8           5.3      13.2
                           ----        ----          ----      ----
Operating income             .2        10.1           2.6      16.4
Other expense                .2        26.9           1.2      56.1
                           ----        ----          ----      ----
Earnings before income taxes
  and minority interest     --          --            1.4      10.2
Income tax expense and
  minority interest         --          --             .6      12.5
                           ----        ----          ----      ----
Net earnings                --          --           $0.8       8.8%
Preferred dividends         (.4)     (100.0)         (1.4)   (100.0%)

Net earnings available
  to common shareholders   $0.4        44.4%         $2.2      31.0%
                           ====      =======         ====     ======
Net earnings per share     $0.02       20.0%         $0.03      3.7%

     Results of Operations for the Thirteen and Thirty-nine Weeks
             Ended April 2, 1994 as Compared to the
        Thirteen and Thirty-nine Weeks Ended March 27, 1993

Net sales increased $21.5 million to $171.1 million for the thirteen weeks ended April 2, 1994 compared to $149.6 million for the same period last year. Sales pounds increases of 11.0% and higher average quoted market prices for whole turkeys and chickens of 4.2% and 4.8%, respectively, were the main factors increasing sales. Sales volumes increased 4.9% for turkeys and 16.7% for chickens, the latter increase a result of the final volume increases at the recently-expanded Moorefield complex. Sales for the thirty-nine weeks of fiscal 1994 were $532.4 million compared to $436.9 million for the comparable period ended March 27, 1993. This increase of $95.5 million, or 21.9%, was the result of an increase of 21.1% in sales pounds and higher average quoted market prices. On a year-to-date basis, turkey sales volume was up 19.4%, primarily due to the Round Hill acquisition. Chicken sales volume increased 22.8% during the same period because of the Moorefield complex expansion. Additionally, on a year-to-date basis, average quoted market prices for whole turkeys and chickens were up 6.1% and 4.6%, respectively. Although not a major factor impacting total net sales, the Company's Cassco subsidiary has increased its sales over 40% for the thirteen weeks and 48% for the thirty-nine weeks over the same periods last year, increases stemming from Cassco's late spring 1993 acquisitions.

Cost of sales increased $19.2 million, or 14.3%, for the thirteen week period ended April 2, 1994 as higher volumes were sold and feed costs increased. Cost of sales for the thirteen weeks ended April 2, 1994 was $152.6 million compared to $133.4 million for the same period last year. Feed costs were up approximately 14% over the same period last year, or approximately $7 million. During the quarter, the severe winter weather also impacted the Company's operations. Cost of sales was $468.4 million--up $87.6 million--or 23.0% for the thirty-nine weeks ended April 2, 1994 compared to $380.8 million for the same period last year. Feed costs increased approximately 8.6% over last year's thirty-nine week costs representing approximately $12 million of the added cost of sales during that period. Higher cost of sales was somewhat offset by improvements in efficiency and by increased margin associated with added volume.

As of the end of April, grain costs had moderated from mid-winter highs. From time to time, the Company uses cash basis purchases, forward purchasing, future contracts, and options to purchase grain for use in feed. As of the end of April, approximately 30% of the Company's soybean meal needs through August 1994 are forward purchased. The Company does not have any positions in corn. Management expects the moderation of grain prices to continue as planting in the mid-west progresses and normal seasonal weather patterns return. Though the feed costs will likely remain above last year's levels until the new crop year, management expects the impact of these costs to be offset by increased production volumes, efficient operations, and higher commodity poultry prices.

Gross profit was $18.5 million, up 14.8%, or $2.3 million, over the same thirteen weeks last year. For the thirty-nine weeks, gross profit increased $7.9 million to $64.1 million. Gross margin as a percentage of sales was 10.8% for both thirteen week periods and 12.0% compared to 12.9% for the thirty-nine weeks ended April 2, 1994 and March 27, 1993, respectively.

During the thirteen weeks ended April 2, 1994, selling, general and administrative expenses increased $2.1 million over the same period last year. Administrative expenses increased $0.9 million which includes nearly $1.1 million of expenses associated with the Tyson Foods' tender offer. Selling and advertising expenses increased $0.5 million, a modest increase when compared to the higher sales volumes. Delivery expenses for the current quarter increased $0.7 million, or 11.8%. Total selling, general and administrative expenses as a percent of sales for the thirteen weeks this year were 9.0% (8.3% excluding the Tyson costs), compared to 8.9% for the same period last year. For the thirty-nine weeks ended April 2, 1994, selling, general and administrative expenses increased $5.3 million compared to the same period last year. This increase related primarily to a $3.6 million increase in delivery costs, with only a $0.8 million increase in selling and advertising expenses. Administrative expenses increased $0.9 million. For the current thirty-nine week period, total selling, general and administrative expenses were 8.6% of sales (8.4% excluding the Tyson costs), compared to 9.2% for the same period last year. With the merger of the Company's two poultry subsidiaries into a single entity, management expects continued improvements in efficiency from the consolidation of administrative functions.

The Company will continue at least through the fourth fiscal quarter to incur costs related to the Tyson takeover attempt.

Operating income increased $0.2 million for the thirteen weeks and $2.6 million for the thirty-nine weeks ended April 2, 1994. Higher volumes sold for the thirteen week period generated increased operating income. For the thirty-nine weeks, higher volumes sold and lower selling, general and administrative expenses as a percent of sales were the main factors producing the higher operating income. Operating income as a percentage of sales was 1.8% for the current period compared to 1.9% for the thirteen weeks last year, and 3.4% compared to 3.6% for the thirty-nine week periods ended April 2, 1994 and March 27, 1993, respectively.

Other expense increased $0.2 million for the thirteen weeks and $1.2 million for the thirty-nine weeks due to higher debt levels and lower capitalized interest. Repayment of funded debt began May 1, 1994. Interest expense reductions from decreased borrowing may be offset by rising interest rates.

Income tax expense remained nominally the same for the thirteen week period compared to the same period last year. The effective rate was 38.5% compared to 38.0% last year. For the thirty-nine week comparison, income tax expense increased $0.6 million due to increased profits and higher federal statutory tax rates. The effective tax rate for the thirty-nine week period ended April 2, 1994 was 38.5% and was 37.8% for the comparable period last year.

Net earnings were $1.3 million for both thirteen week periods ended April 2, 1994 and March 27, 1993. Net earnings available to common shareholders increased $0.4 million, or $0.02 per share, for the thirteen weeks ended April 2, 1994. For the thirty-nine weeks ended April 2, 1994, net earnings increased to $9.2 million, up from $8.4 million for the same period last year. Earnings available to common shareholders increased $2.2 million, or $0.03 per share, for the thirty-nine weeks ended April 2, 1994, com-pared to the same period last year.

                             Liquidity

The financial condition of the Company remained strong at April 2, 1994. Working capital increased to $68.1 million from $57.5 million at July 3, 1993, and the current ratio was 2.0-to-1. The total-debt-to-total-capitalization was 31.5% on April 2, 1994. The first installment of $5.25 million on the long-term debt will occur in the fourth quarter of fiscal 1994. Management believes the Company will generate sufficient internal funds to meet current levels of dividends and service existing debt.

The Company has available a $35 million revolving line of credit. On April 2, 1994 the balance outstanding was $10.6 million, leaving $24.4 million available for current needs. This current line of credit facility has been extended from its original maturity date of June 30, 1994 to March 31, 1995 upon essentially the same, or better, terms and rates. At April 2, 1994, the Company's book value increased to $13.60 per common share, up from $12.99 per common share at July 3, 1993.

              Capital Resources and Financial Condition

Capital expenditures for the thirty-nine weeks were $13.7 million which include equip-ment replacements and up-grades of existing facilities along with the new Cassco cold storage warehouse. Construction is progressing on the $4.4 million Cassco cold storage warehouse project with completion expected by mid-summer 1994. Though completion was somewhat delayed by the severe winter weather, the delay will not impact total spending on the project. The original capital budget for fiscal 1994 has been revised downward because of winter weather delays and efforts to maximize internally-generated funds. Total capital spending is anticipated to be approximately $22 million and depreciation expense is projected at approximately $21.6 million.

The capital budget for fiscal 1995 is expected to be approximately $15 million, a significant decrease from prior years. Capital spending will be primarily for cost improvements, replacements and regulatory compliance. Depreciation is expected to be approximately $22 million for fiscal 1995. Management will continue to evaluate further expansion and acquisition opportunities as they arise.

Two statements issued by the Financial Accounting Standards Board will be adopted by the Company in fiscal 1995: SFAS 112, "Employers Accounting for Post-employment Benefits," and SFAS 115, "Accounting for Certain Investments In Debt and Equity Securities." Neither statement is expected to materially impact the Company's financial statements when adopted. In addition, SFAS 116, "Accounting for Contributions Received and Contributions Made," will be adopted by the Company no later than fiscal 1996. Again, no material effect is expected upon the adoption of this statement.

The Company did not experience any material changes in its financial condition from that reported as of July 3, 1993 in the Annual Report to Shareholders.

                     PART II.  OTHER INFORMATION

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 16th day of May, 1994 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

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