Form 10-K
period 1994-07-02
WLR FOODS INC
filed 1994-09-30
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal year ended July 2, 1994
                                      OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____
                        Commission File Number 0-17060

                                  WLR FOODS, INC.
             (Exact name of registrant as specified in its charter)

         Virginia                                          54-1295923
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    P.O. Box 7000, Broadway, Virginia 22815
                    (Address of principal executive offices)
                Registrant's telephone number, including area code
                                   703-896-7000

Securities registered pursuant       Name of each exchange on which required
to Section 12(b) of the Act:

          N/A                                            N/A

                         Common Stock - no par value
                                (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X Yes                         ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

                    X

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 30, 1994 was approximately 1,596,528.
The number of shares outstanding of registrant's common stock, no par value, as of such date was 12,196,563 shares.

                       Documents Incorporated by Reference

Annual Report to Shareholders for fiscal year ended July 2, 1994   Part II

Proxy Statement for Annual Meeting of Shareholders to to
held October 29, 1994                                              Part III

                                  WLR FOODS, INC.

                           FORM 10-K CROSS REFERENCE SHEET

Item Number and Caption                       Incorporated by Reference To:

1.       Business                                 Not Applicable

2.       Properties                               Not Applicable

3.       Legal Proceedings                        Not Applicable

4.       Submission of Matters to a Vote          Not Applicable
         of Security Holders

5.       Market for Registrant's Common           Annual Report (Exhibit 13.3)
         Stock and Related Stockholder Matters    and this 10-K at 10

6.       Selected Financial Data                  Annual Report
                                                  (Exhibits 13.1 & 13.3)

7.       Management's Discussion and              Annual Report
         Analysis of Financial Condition          (Exhibit 13.2)
         and Results of Operations

8.       Financial Statements and                 Annual Report (Exhibit 13.3)
         Supplementary Data                       and this 10-K at 19-22

9.       Changes in and Disagreements with        Not Applicable
         Accountants on Accounting and
         Financial Disclosure

10.      Directors of the Registrant              Proxy Statement
                                                  (Exhibit 22)

11.      Executive Compensation                   Proxy Statement
                                                  (Exhibit 22)

12.      Security Ownership of Certain            Proxy Statement
         Beneficial Owners and Management         (Exhibit 22)

13.      Certain Relationships and Related        Proxy Statement
         Transactions                             (Exhibit 22)

14.      Exhibits, Financial Statement            Not Applicable
         Schedules, and Reports on Form 8-K

                             PART I


Item 1.   BUSINESS.

General

WLR Foods, Inc. (WLR Foods or the Company) is a fully-integrated poultry processing company involved in the production, further processing and marketing of turkey and chicken products, and the distribution of poultry and meat products. In addition, WLR
Foods manufactures ice for retail distribution and is a provider of public refrigerated warehousing services.

WLR Foods markets more than 250 branded, as well as private label, commodity and value-added poultry and related products to selected retail, food service and institutional markets, primarily in the mid-Atlantic and northeastern regions of the United States and, to a lesser extent, the upper Midwest and California. WLR Foods exports to more than 40 countries, with particular customer strength in the Far East, the Caribbean and United States military installations.

WLR Foods is the combination of three poultry companies, Wampler Foods, Inc., Horace W. Longacre, Inc. and Rockingham Poultry Marketing Cooperative Incorporated, all of which had their beginnings prior to 1945. Wampler Foods, Inc. and Horace W. Longacre, Inc. were combined in 1985, and Rockingham Poultry Marketing Cooperative Incorporated was acquired in 1988. Prior to their consolidation on December 31, 1993, the Company operated its poultry business through two major subsidiaries, Wampler-Longacre Turkey, Inc. (Wampler-Longacre Turkey) and Wampler-Longacre Chicken, Inc. (Wampler-Longacre Chicken).

In April 1990, the Company acquired Cassco Ice & Cold Storage, Inc. (Cassco), a public refrigerated warehouse and ice manufacturing and distribution business. WLR Foods also owns 65% of May Supply Company, Inc. (May Supply), a wholesale distributor of plumbing supplies and equipment. In May 1993, WLR Foods acquired assets of two ice manufacturing and distribution companies located in the greater Washington, D.C. area and in Richmond, Virginia. These two operations have been integrated into Cassco.

On November 27, 1992, WLR Foods acquired Round Hill Foods, Inc.
and affiliated companies (Round Hill), located in New Oxford, Pennsylvania. Round Hill is engaged in turkey production, processing and marketing.

On January 1, 1994, Wampler-Longacre Turkey and Wampler-Longacre Chicken were merged into a single poultry company under the name Wampler-Longacre, Inc. (Wampler-Longacre). As a part of this consolidation, Round Hill was also merged into Wampler-Longacre.

Poultry Production

WLR Foods controls the breeding, hatching, grow-out and processing of its turkeys and chickens. For fiscal 1994, WLR
Foods produced approximately 386 million pounds of dressed turkey and 517 million pounds of dressed chicken.

     WLR Foods purchases breeder stock turkey eggs which it hatches and places with growers who supply labor and housing to produce breeder flocks. These breeder flocks produce eggs that are taken to the company-owned turkey hatchery for incubation and hatching into poults. In its chicken operations, WLR Foods purchases breeder flock chicks and places them with growers who supply labor and housing to raise the birds. The birds are then moved to breeder farms where they begin providing eggs. When laid, eggs are transported to company-owned hatcheries. Once hatched, day-old poults and chicks are inspected and vaccinated against common poultry diseases. In total, WLR Foods contracts with 146 breeder growers who grow most of WLR Foods' turkey, and all of WLR Foods' chicken, breeder flocks.

     After hatching and vaccination, poults and chicks are transported to one of WLR Foods' approximately 630 contract growers located in Virginia, West Virginia, Pennsylvania and Maryland who supply labor and housing to raise the turkeys and chickens to maturity. WLR Foods supplies feed primarily from company-owned feed mills and provides grower support through WLR Foods' technicians and veterinarians.

     Grow-out and breeder farms provide WLR Foods with more than 38 million square feet of growing facilities. These farms typically are grower-owned, operate under contract with WLR Foods, and provide facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 80% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

     An important factor in the grow-out of poultry is the rate at which poultry converts feed into body weight. The Company purchases its primary feed ingredients on the open market. These ingredients consist primarily of corn and soybean meal and represent approximately 66% of WLR Foods' total cost to grow turkeys and chickens and approximately 32% of its cost of sales for fiscal 1994. Because the quality and composition of feed is critical to the feed conversion rate, WLR Foods formulates and produces a majority of its own feed at one of its three feed mills. WLR Foods has annual feed manufacturing capacity in excess of 1 million tons and anticipates no difficulty in meeting the Company's feed requirements in the future.

     Once the turkeys and chickens reach processing weight, they are transported in WLR Foods' trucks to one of its six processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys and chickens for sale or preparation for further processing. WLR Foods further processes bulk poultry by adding value beyond deponing and skinning, such as slicing, grinding, marinating, spicing and cooking to produce delicatessen products, frankfurters, meat salads, ground turkey and chicken and food service products.

Distribution, Public Refrigerated Warehousing, Ice and Other

     WLR Foods' distribution business, with its warehousing and transportation equipment, includes fresh poultry, beef, and other meat products purchased from third parties for resale and is conducted within a radius of approximately 75 miles of WLR Foods' further processing facility in Franconia, Pennsylvania. In fiscal 1994, Cassco sold 21.8 million eight-pound equivalent bags of retail ice, making it one of the largest ice manufacturers in the mid-Atlantic region. In addition, Cassco operates public refrigerated warehouses at four locations. WLR Foods' protein conversion plants convert the nonedible by-products of its poultry processing plants into feed ingredients, with the balance sold to pet food manufacturers.

     The following table sets out sales revenues from WLR Foods' products for the last three fiscal years.

                            Fiscal 1994      Fiscal 1993       Fiscal 1992
                                       (Dollars in Millions)

Chicken, fresh and frozen    $287.5          $238.2               $202.8
Turkey, fresh and frozen      171.4           123.7                 90.9
Further processed             152.1          147.7                 123.4
Distribution                   82.4           80.0                  73.7
Other                          33.9           27.1                  23.7
Total Net Sales              $727.3         $616.7                $514.5

Competition

     Poultry production requires continuous growing and processing, with limited storage, making the poultry industry highly competitive. WLR Foods markets its products in competition with larger and smaller poultry companies on the basis of price, quality and service, with WLR Foods' greatest competition coming from four or five of the country's larger poultry producers and processors. The pricing of poultry products is so competitive that any company with a cost advantage is in a favorable competitive position. Seasonal increases in production and customer buying patterns contribute to fluctuations in prices which are controlled more by supply and demand than by cost of production. WLR Foods primarily markets its products in the highly competitive northeastern section of the United States.

     In June 1994 WLR Foods was ranked as the ninth largest in poultry processing/further processing according to Meat & Poultry Magazine. WLR Foods was the fourth largest American turkey producer according to Turkey World magazine's December 1993 issue. WLR Foods was cited as the 14th largest chicken producer in the December 1993 issue of Broiler Industry magazine.

Seasonality

     In general, WLR Foods consistently produces and sells its products throughout the year. Highest demand for poultry is in May, June, July, November and December. The early summer months have strong demand for chicken and further processed products and November and December are high demand months for turkey products. The highest demand for ice is during the period from mid-May to mid-September.

Trademarks and Patents

     Wampler-Longacre markets its products under the trademarks WAMPLER LONGACRE and design, LONGACRE FAMILY and design, TRIM FREE and chicken in heart design, MOUNTAIN MAID, SALADFEST, SALT WATCHERS, TENDERLINGS and TURKEY WITH A TWIST, all of which are federally registered trademarks. Wampler-Longacre also markets under the trademark CHEF'S QUALITY, which has a pending federal application. Wampler-Longacre markets its export and foreign military sales under the ROCKINGHAM trademark. Products are also sold under the GENUINE SHENVALLEY VIRGINIA POULTRY mark.

     Cassco distributes its products under the federally registered trademark CASSCO.

     Wampler-Longacre holds a patent for pasteurized salads.

Government Contracts

     WLR Foods' government contracts are a small segment of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product is delivered, within a one- to two-month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had approximately $0.9 million of governmental contracts outstanding as of July 2, 1994, compared to approximately $1.8 million outstanding as of July 3, 1993.

Foreign Sales

     WLR Foods' foreign sales constituted approximately 7% of its total annual sales in fiscal 1994, compared to 6% for fiscal year 1993 and 5% for fiscal year 1992. Wampler-Longacre has a full-time staffed foreign sales office which coordinates foreign sales efforts on behalf of WLR Foods. Foreign sales originate from that office and use independent brokers as needed. Sales are made in over 40 countries.

Transportation

     Transportation logistics, including the availability of transportation equipment and the efficiency of transportation systems, are key elements in the raising of poultry, transporting feed to the contract growers and outside purchasers, transporting poultry to the processing plants, and transporting products to customers. WLR Foods has contracts with two railroad companies for the delivery of feed ingredients to WLR Foods' feedmills.

     WLR Foods' primary marketing area is the northeastern, central and eastern United States, and delivery of the Company's products are generally made by truck. WLR Foods maintains a fleet of refrigerated trucks and uses them, along with refrigerated common carrier and customer-owned vehicles, to deliver its product. Export products are loaded in refrigerated containers and shipped overseas.

Raw Materials

     WLR Foods' largest cost is for basic feed ingredients, namely corn and soybean meal. Feed costs represented approximately 32% of the Company's total cost of sales in fiscal year ended July 2, 1994.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage cost and the agricultural policies of the United States and foreign governments. Although WLR Foods can, and sometimes does, purchase grain in the forward markets, it cannot completely eliminate the potential adverse effect of grain price increases.

Environmental and Other Regulatory Compliance

     WLR Foods' facilities and operations are subject to the regulatory jurisdiction of various federal agencies, including the federal Food and Drug Administration, Department of Agriculture, Environmental Protection Agency, Occupational Safety and Health Administration, and corresponding state agencies in Virginia, West Virginia and Pennsylvania.

     Wampler-Longacre currently holds two environmental permits for its Hinton turkey processing facility: an air permit which regulates certain combustion equipment to comply with the Clean Air Act and a water permit which regulates the treatment of processing wastewater to comply with the Clean Water Act. Wampler-Longacre has one environmental permit for its Harrisonburg turkey processing facility which requires it to pre-treat its processing wastewater to meet certain effluent standards before discharging it into the regional sewer. Wampler-Longacre currently has six environmental permits for its Franconia turkey processing facility: two water permits, issued by the Pennsylvania Department of Environmental Resources, for the treatment of processing wastewater to comply with the Clean Water Act, three air permits to regulate the operation of certain combustion and incineration equipment, and one municipal waste permit for the disposal of incinerator ash. Wampler-Longacre's turkey processing facility in New Oxford, Pennsylvania, holds one environmental permit (air permit) which regulates combustion equipment. Wampler-Longacre also holds one environmental permit (air permit) for its Harrisonburg feedmill issued primarily for the control and abatement of dust.

     Wampler-Longacre holds two permits for its Timberville chicken processing and rendering facility: a water permit to regulate the discharge of processing wastewater and an air permit to regulate the operation of its new protein conversion facility, as well as certain combustion equipment. Wampler-Longacre has one permit for its Alma/Stanley chicken processing facility: a water permit to regulate the discharge of processing wastewater to meet the standards of the Clean Water Act. Additionally, there are three permits for Wampler-Longacre's chicken processing and rendering facility in Moorefield, West Virginia: a water permit to regulate the discharge of processing wastewater, an air permit to regulate the operation of the company's new protein conversion facility, and a sludge management permit regulating the land application in West Virginia of certain wastewater biosolids generated at the Moorefield wastewater treatment works. Finally, Wampler-Longacre holds one environmental permit (air permit) for its Broadway and Moorefield feedmills which were issued primarily for the control and abatement of dust.

     WLR Foods, on behalf of its Virginia chicken and turkey processing facilities, filed for issuance of a Virginia Pollution Abatement (VPA) permit regulating the land application in Virginia of certain wastewater biosolids generated by the facilities' Virginia wastewater treatment systems. The VPA permit will replace Wampler-Longacre's No-Discharge certificate which formerly regulated the land application of the facilities' wastewater sludges in Virginia and will supersede an Interim Sludge Management Plan under which Wampler-Longacre has managed certain wastewater biosolids generated from its Virginia facilities.

     Management has taken steps to ensure that those facilities regulated by new stormwater regulations have made the necessary group, individual, or general permit applications in accordance with the federal deadlines.

     Management believes that all facilities and operations are currently in compliance with environmental and regulatory standards. Compliance has not had a materially adverse effect upon WLR Foods' earnings or competitive position in the past, and it is not anticipated to have a material adverse effect in the future.

Employees

     WLR Foods employed approximately 6,800 persons as of July 2, 1994, none of whom were covered by a collective bargaining agreement.


Item  2.  PROPERTIES.

     WLR Foods' six poultry processing facilities and one further processing plant are located in Virginia, West Virginia and Pennsylvania and have a total slaughter capacity of approximately 460,000 turkeys per week and 3.1 million chickens per week. WLR Foods owns and operates three feed mills with a production capacity in excess of one million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 335,000 poults per week and two chicken hatcheries with a production capacity of approximately 3.2 million chicks per week; freezer and cold storage for finished products with approximately
5.2 million cubic feet of capacity; and two protein conversion plants with a total production capacity of 4,500 tons of raw product weekly. The diversity, number and geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities, as market conditions change.

     Cassco operates public refrigerated facilities at four locations with approximately 7.0 million cubic feet. These facilities are located close to major food processors in the mid-Atlantic region, as well as WLR Foods' own processing plants. Cassco also operates six ice manufacturing facilities in Virginia and West Virginia with a capacity of approximately 1,000 tons per day.

     From fiscal 1988 through the end of fiscal 1994, WLR Foods has spent over $152 million (excluding capital leases) for replacement and productivity improvements, acquisitions and expansion of facilities and protein conversion plant construction. WLR Foods owns virtually all of its manufacturing and production equipment which is in good repair and is updated periodically. Replacement parts and service for the equipment are readily available, which allows for timely processing of the Company's products.

Item  3.  LEGAL PROCEEDINGS.

     On February 6, 1994, WLR Foods filed suit in the United States District Court for the Western District of Virginia against Tyson Foods, Inc. (Tyson), seeking, among other things,
(1) a declaratory judgment as to the validity of the Company's Shareholder Protection Rights Plan, and (2) a declaratory judgment as to the constitutionality of Article 14, Virginia Code Sections 13.1-725 et seq. (Virginia Affiliated Transactions Statute), and Article 14.1, Virginia Code Sections 13.1-728 et seq. (Virginia Control Share Acquisitions Statute), of the Virginia Stock Corporation Act under the Virginia and United States Constitutions.

     In response, on February 25, 1994, Tyson, joined later by its wholly-owned subsidiary WLR Acquisition
Corp., filed counterclaims against the Company and all its directors, except Peter A.W. Green, seeking, among other things, to invalidate the Company's Shareholder Protection Rights Plan and certain severance agreements, and a declaratory judgment that the Virginia Affiliated Transactions Statute, the Virginia Control Share Acquisitions Statute and other Virginia statutes, facially and as applied, are unconstitutional under the United States Constitution.

     Tyson's counterclaims also sought a declaratory judgment that four of the Company's directors who resigned as employees of the Company in February 1994 were not disinterested shareholders, and therefore were ineligible to vote their shares at a Special Meeting of the Shareholders held on May 21, 1994, and that the Company's directors breached their fiduciary duties in taking certain actions described in Tyson's counterclaims. Tyson filed motions for preliminary relief as to the directors' eligibility to vote and as to the constitutionality of the several Virginia statutes, which motions for relief were denied by the District Court on June 22, 1994 and August 7, 1994, respectively.

     Trial for any remaining issues was scheduled for September
12-15, 1994; however, those trial dates have been released.  The
District Court will issue a final judgment in the litigation based on the written record, as supplemented.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 9, 1994, Tyson Foods, Inc., through its wholly-owned subsidiary, WLR Acquisition Corp., commenced a tender offer to purchase all the outstanding shares of WLR Foods for $30 per share. The Board of Directors of WLR Foods determined that the offer was inadequate and recommended that the Company's shareholders not tender their shares to Tyson Foods, Inc. This position is detailed in the Company's Schedule 14d-9 filed with the Securities and Exchange Commission on March 14, 1994, as amended.

     To further their takeover efforts, on April 14, 1994 Tyson
Foods, Inc. requested a special meeting of WLR Foods' shareholders under the Virginia Control Share Acquisitions
Statute.

     A special meeting of the Company's shareholders was held on May 21, 1994 for the sole purpose of considering a proposal of Tyson to grant it and its associates voting rights for shares of the Company's stock they have acquired or may acquire in connection with their offer to buy the Company.

     On March 9, 1994, Tyson commenced an unsolicited public tender offer to purchase all outstanding shares of the Company's stock for $30 per share. Among the conditions of Tyson's offer was a requirement that it receive voting rights under Virginia's Control Share Acquisitions Statute for all shares acquired by Tyson and its affiliates. Under the Control Share Statute, any shares acquired in a control share acquisition or prior to a control share acquisition and pursuant to a plan to make a control share acquisition, have no voting rights unless voting rights are granted by a resolution approved by a majority of disinterested shares. A control share acquisition is the direct or indirect acquisition (other than certain excepted acquisitions which are not relevant here) of shares of the Company that, when added to all other shares beneficially owned by the acquiror, would entitle the acquiror to vote 20% or more of the Company's shares.

     At the May 21, 1994 special meeting, the Company's shareholders defeated Tyson's proposal to grant it voting rights for its control share acquisition. At the meeting, 3,152,830 votes were cast in favor of Tyson's proposal, and 5,977,118 votes were cast against the proposal. There were 53,547 abstentions, and 1,603,800 votes were either withheld or were broker non-votes.

        Tyson Foods, Inc. terminated its tender offer on August 5, 1994.

Executive Officers of the Registrant


         The following information is given regarding WLR Foods' executive officers.

______________________________________________________________________________
Name and Position                                  Principal Occupation
with the Company                      Age          During the Last Five Years
______________________________________________________________________________
James L. Keeler                       59           Chief Executive Officer since February 1988
President
Chief Executive Officer

James L. Mason<F1>                    45           General Manager and President of Wampler-Longacre
General Manager of                                 since April 1990; previously General Manager
Wampler-Longacre                                   of Wampler-Longacre Turkey

V. Eugene Misner                      57           Vice President of Live Production since January 1994;
Vice President of                                  previously, General Manager and President of
Longacre                                           Wampler-Longacre Chicken since April 1990

Delbert L. Seitz                      52           Chief Financial Officer since November 1989;
Treasurer, Chief
Financial Officer

John J. Broaddus                      44           General Manager of Cassco since April 1990;
General Manager of Cassco                          previously Executive Vice President of Cassco

Henry L. Holler                       65           Vice President Sales and Marketing since October Vice
President                                          1993; previously, Vice President of Sales for
Sales and Marketing                                Wampler-Longacre Chicken

Kenneth D. Marshall                   59           Vice President Plant Operations since October 1993;
Vice President                                     previously, Assistant General Manager of Wampler-
Plant Operations                                   Longacre Turkey

Jane T. Brookshire                    49           Vice President of Human Resources since October
Vice President                                     1993; previously, Director of Human Resources for
Human Resources                                    WLR Foods
________________

<F1>     James L. Mason is the son of Herman D. Mason, who is Vice Chairman of the Company's Board.

                                       PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

        Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market
System as of March 7, 1989. The range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years is incorporated by reference to Note 13 to the Registrant's Consolidated Financial
Statements in the Annual Report, attached hereto as Exhibit 13.3.
As of September 27, 1994, the approximate number of shareholders of record was 2,461.

Item 6.   SELECTED FINANCIAL DATA.

Selected financial data for each of the fiscal years in the five-year period ended July 2, 1994 is incorporated by reference to the table entitled "Five Year Financial Highlights" in the Annual Report, attached hereto as Exhibit 13.1. A summary of significant accounting policies and business acquisitions and dispositions is incorporated by reference to Notes 1 and 2 to the Registrant's
Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.3.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is incorporated by reference to that section in the Annual Report, attached hereto as Exhibit 13.2.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item, except for the required financial statement schedules, is incorporated by reference to the Consolidated Financial Statements and Notes thereto into the Annual Report, attached hereto as Exhibit 13.3. The required financial statement schedules are included on pages 19-22 of this report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during WLR Foods' two most recent fiscal years or any subsequent interim period.

                                    PART III

Item 10.  DIRECTORS OF THE REGISTRANT.

     Information concerning WLR Foods' directors is incorporated by reference to the Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION.

     Information concerning executive compensation is incorporated by reference to the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN PERSONS.

     The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions is incorporated by reference to the Proxy Statement.


                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  Financial Statements, Schedules and Exhibits (AR designates
Annual Report)

Financial Statements                                     Location

Consolidated Statements of Earnings - Fiscal years ended       AR
July 2, 1994, July 3, 1993 and June 27, 1992

Consolidated Balance Sheets - July 2, 1994 and July 3, 1993    AR

Consolidated Statements of Shareholders' Equity - Fiscal years AR ended July 2, 1994, July 3, 1993 and June 27, 1992

Consolidated Statements of Cash Flows - Fiscal years ended     AR
July 2, 1994, July 3, 1993 and June 27, 1992

Notes to Consolidated Financial Statements - Fiscal years      AR
ended July 2, 1994, July 3, 1993 and June 27, 1992

Independent Auditors Report                                    AR

Financial Statement Schedules

Independent Auditors' Report on Schedules                 Page 18

Schedule V - Property, Plant and Equipment                Page 19

Schedule VI - Accumulated Depreciation and Amortization
of Property, Plant and Equipment                          Page 20

Schedule VIII - Valuation and Qualifying Accounts         Page 21

Schedule X - Supplementary Income Statement Information   Page 22

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1994 that ended on July 2, 1994.

(c)  Exhibits

      3.1 Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3 on Form 8-K filed with the Securities and Exchange Commission on January 31, 1992

      3.2 Bylaws of the Registrant incorporated by reference to
          Exhibit 3 of Form 8-K filed with the Securities and Exchange Commission on February 15, 1994

      4.1 Specimen Stock Certificate incorporated by reference to
          Exhibit 4 of Form 10-K filed with the Securities and Exchange Commission on September 27, 1990

      4.2 Loan Agreement incorporated by reference to Exhibit 4.2 of Form 10-K filed with the Securities and Exchange
          Commission on September 27, 1991

      4.3 Floating Rate Note incorporated by reference to
          Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission on September 27, 1991

      4.4 Note Agreement incorporated by reference to Exhibit 4.4 of Form 10-K filed with the Securities and Exchange
          Commission on September 27, 1991

      4.5 Loan Agreement dated June 1, 1994

      4.6 Promissory Note dated July 20, 1994

      4.7 Shareholder Protection Rights Agreement, dated as of February 4, 1994, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the Form of Certificate of Designation and Terms of the Participating Preferred Stock incorporated by reference to Exhibit 1 of Form 8-A filed with the Securities and Exchange Commission on September 30, 1993

     10.1 Employment Agreement dated July 4, 1993 between the Registrant and James L. Keeler (Deferred Compensation Agreement attached thereto as Exhibit A) incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993

     10.2 Executive Cash Bonus Program incorporated by reference to Exhibit 10.7 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993

     10.3 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 28 of Post-Effective Amendment Number One to Form S-8 (No. 33-27037) filed with the Securities and Exchange Commission on November 18, 1992

     10.4 Amendment to Employment Agreement dated February 4, 1994 between the Registrant and James L. Keeler incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 15, 1994

     10.5 Amendment to Deferred Compensation Agreement dated
          February 4, 1994 between the Registrant and James L.
          Keeler incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange
          Commission on February 15, 1994

     10.6 Severance Agreement dated February 4, 1994 between the
          Registrant and James L. Keeler incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.7 Severance Agreement dated February 4, 1994 between the
          Registrant and Delbert L. Seitz incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.8 Severance Agreement dated February 4, 1994 between the
          Registrant and James L. Mason incorporated by reference to Form 10-Q/A filed with the Securities and Exchange
          Commission on February 23, 1994

     10.9 Severance Agreement dated February 4, 1994 between the
          Registrant and John J. Broaddus incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

    10.10 Severance Agreement dated February 4, 1994 between the Registrant and V. Eugene Misner incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on
           February 23, 1994

     10.11 Deferred Compensation Agreement dated February 4,
           1994 between the Registrant and Charles W. Wampler, Jr. incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.12 Deferred Compensation Agreement dated February 4,
           1994 between the Registrant and Herman D. Mason incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.13 Deferred Compensation Agreement dated February 4,
           1994 between the Registrant and George E. Bryan incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.14 Deferred Compensation Agreement dated February 4,
           1994 between the Registrant and William D. Wampler incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     13.1  Financial Highlights, from the Registrant's Annual
           Report to Shareholders for the fiscal year ended
           July 2, 1994

     13.2  Management's Discussion and Analysis, from the
           Registrant's Annual Report to Shareholders for the fiscal year ended July 2, 1994

     13.3  Consolidated Financial Statements and Notes to
           Consolidated Financial Statements, from the
           Registrant's Annual Report to Shareholders for the fiscal year ended July 2, 1994

     13.4  Independent Auditors' Report on Consolidated Financial
           Statements, from the Registrant's Annual Report to
           Shareholders for the fiscal year ended July 2, 1994

     21    List of Subsidiaries of the Registrant

     22    Excerpts from the Registrant's Proxy Statement for the
           Annual Meeting of Shareholders to be held on October 29, 1994

     23    Consent of Independent Certified Public Accountants

     24    Power of Attorney

     27    Financial Data Schedule

Schedules not included in this Item have been omitted because they are either not applicable or the information is included in the Consolidated Financial Statements or notes thereto.


    [The remainder of this page is intentionally left blank.]

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    WLR Foods, Inc.


                    By:__/s/ James L. Keeler______________
                    Its President & Chief Executive Officer

                    Date: September _30_, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     ____/s/ James L. Keeler____________
                     President & Chief Executive Officer

                     Date: September _30_, 1994


                     __/s/ Delbert L. Seitz___________
                     Chief Financial Officer

                     Date: September 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 30, 1993.


     Signature                           Title

______________________________          Director
     George E. Bryan*


______________________________          Director
     Charles L. Campbell*


______________________________          Director
     Stephen W. Custer*

______________________________          Director
     Calvin G. Germroth*


______________________________          Director
     William H. Groseclose*


______________________________          Director
     J. Craig Hott*


______________________________          Director
     James L. Keeler


______________________________          Director
     Herman D. Mason*


______________________________          Director
     Charles W. Wampler, Jr.*


______________________________          Director
     William D. Wampler*


______________________________          Director
     Peter A.W. Green*


*By _/s/ Delbert L. Seitz______________
     Delbert L. Seitz, attorney-in-fact

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Shareholders
WLR Foods, Inc.:

Under date of August 17, 1994, except Note 14 which is as of August 29, 1994, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of July 2, 1994 and July 3, 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended July 2, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                              KPMG PEAT MARWICK LLP


Richmond, Virginia
August 17, 1994


                                                           WLR FOODS, INC.
                                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      FOR FISCAL YEARS ENDED  JULY 2, 1994, JULY 3, 1993 AND JUNE 27, 1992
                                                                 (in thousands)
                                    Balance at                                                          Balance
                                    beginning        Additions        Retirements      Transfers        at close
                                    of year          at cost          or sales         and others       of year

Fiscal year ended
July 2, 1994
Land improvements                    $ 11,942         2,318                                           $  14,260
Buildings and improvements             79,128         3,443                  57                          82,514
Machinery and equipment               133,401         8,735                 752            (95)         141,289
Transportation equipment               22,363         2,735                 479             91           24,710
Construction in process                 2,452         3,544                                  4            6,000
                                    ---------        ------              ------       --------        ---------
Totals                               $249,286        20,775               1,288                        $268,773
                                    =========       =======             =======      =========         ========
Fiscal year ended
July 3, 1993

Land improvements                     $ 9,466         3,054                 583              5        $  11,942
Buildings and improvements             57,485        21,633                   4             14           79,128
Machinery and equipment                99,947        33,977                 336           (187)         133,401
Transportation equipment               20,289         2,548                 642            168           22,363
Construction in process                17,912      (15,460)                                               2,452
                                     --------     --------                 ----          ------        --------
Totals                               $205,099        45,752               1,565                        $249,286
                                    ========      =========               ======         ======       ==========
Fiscal year ended
June 27, 1992

Land improvements                    $ 11,983           901                 142        (3,276)       $   9,466
Buildings and improvements             49,819         6,080                  93         1,679           57,485
Machinery and equipment                86,330        16,442               4,433         1,608           99,947
Transportation equipment               17,675         3,206                 585           (7)           20,289
Construction in process                 6,026        11,899                   9           (4)           17,912
                                    ---------        ------              ------        -------         --------
Totals                               $171,833        38,528               5,262                       $205,099
                                     ========        ======              ======        =======         =======


                                                                 WLR FOODS, INC.
                                                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                       FOR FISCAL YEARS ENDED JULY 2, 1994, JULY 3, 1993 AND JUNE 27, 1992
                                                                 (in thousands)
                                    Balance at                                                          Balance
                                    beginning        Additions        Retirements      Transfers        at close
                                    of year          at cost          or sales         and others       of year
Fiscal year ended
July 2, 1994
Land improvements                     $ 3,471           417                                         $    3,888
Buildings and improvements             25,769         3,866                  16             18          29,637
Machinery and equipment                64,546        13,960                 694            (48)         77,764
Transportation equipment               14,960         3,090                 450             30          17,630
                                     --------        ------               -----            ----        -------
Totals                               $108,746        21,333               1,160                       $128,919
                                    =========        ======              ======            ====       ========
Fiscal year ended
July 3, 1993

Land improvements                     $ 3,706           327                 562                     $    3,471
Buildings and improvements             22,436         3,337                   4                         25,769
Machinery and equipment                53,225        11,619                 284            (14)         64,546
Transportation equipment               12,715         2,832                 601             14          14,960
                                      -------        ------               -----            ----       --------
Totals                                $92,082        18,115               1,451                       $108,746
                                     ========        =======              =====            ====       ========
Fiscal year ended
June 27, 1992

Land improvements                    $  5,496           307                 141        (1,956)        $  3,706
Buildings and improvements             19,273         2,408                  93           848           22,436
Machinery and equipment                47,477         8,822               4,182         1,108           53,225
Transportation equipment               10,780         2,504                 569                         12,715
                                      -------         -----              ------          -----          ------
Totals                                $83,026        14,041               4,985                        $92,082
                                     ========        ======              ======          ======        ========


                                                                 WLR FOODS, INC.
                                                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                       FOR FISCAL YEARS ENDED JULY 2, 1994, JULY 3, 1993 AND JUNE 27, 1992
                                                                 (in thousands)

Description                                      Balance at       Charged to       Charged to       Balance at
                                                 beginning        cost and         other            end of
                                                 of period        expenses         accounts         period
Fiscal year ended July 2, 1994
Allowance for Doubtful Accounts                    $363              156              159             $360
                                                   ----              ---              ---             ----
Total                                              $363              156              159             $360
                                                   ====              ===              ===             ====
Fiscal year ended July 3, 1993
Allowance for Doubtful Accounts                    $372                4               13             $363
                                                   ----              ----              --             ----
Total                                              $372                4               13             $363
                                                   ====              ====              ==             ====
Fiscal year ended June 27, 1992
Allowance for Doubtful Accounts                    $472               25              125             $372
                                                   ----               --              ---             ----
Total                                              $472               25              125             $372
                                                   ====               ==              ===             ====






                          WLR FOODS, INC.
     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
 FISCAL YEARS ENDED JULY 2, 1994, JULY 3, 1993 AND JUNE 27, 1992
                          (in thousands)

                                 Charged to costs and expenses
                                 -----------------------------


                                    1994       1993      1992

Maintenance and repairs           $26,175    $21,751   $17,805



There were no advertising costs, amortization of intangible assets, taxes (other than payroll and income taxes) or royalties in excess of 1% of net sales during these fiscal years.



