Form 10-Q
period 1994-10-01
WLR FOODS INC
filed 1994-11-15
CIK 760775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR  15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended October 1, 1994

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



Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at November 4, 1994 was 12,200,704 shares.

                  PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       WLR FOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                                    EARNINGS

(unaudited)                                                Thirteen Weeks Ended
Dollars in thousands, except per share data       October 1, 1994       October 2, 1993
Net sales                                                  $210,285       $179,028
Cost of sales                                               178,176        156,391
                                                            --------       --------
   Gross profit                                              32,109         22,637
Selling, general and administrative
 expenses                                                    20,286         15,344
                                                            --------      --------
   Operating income                                          11,823          7,293
Other expense:
   Interest expense                                           1,330          1,258
   Miscellaneous expense (income)                              (112)         (144)
                                                            --------      --------
   Other expense                                              1,218          1,114
                                                            --------      --------
Earnings before income taxes and
 minority interest                                           10,605          6,179
Income tax expense                                            4,083          2,379
Minority interest in net earnings of
 consolidated subsidiary                                         14             16
                                                            --------      --------
NET EARNINGS                                                 $6,508         $3,784
                                                            ========      ========
NET EARNINGS PER COMMON SHARE                                  $0.57         $0.35

AVERAGE COMMON SHARES OUTSTANDING                         11,440,698    10,956,192

DIVIDENDS DECLARED PER COMMON SHARE                            $0.08         $0.08


See accompanying Notes to Consolidated
Financial Statements.


                              WLR FOODS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
Dollars in thousands                                  October 1, 1994          July 2, 1994
                                                        (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                    $917                   $771
   Accounts receivable, less allowance for                    70,519                 52,305
   doubtful accounts of $462 and $360.
   Inventories (Note 2)                                      115,988                 83,047
   Other current assets                                        1,563                  2,270
                                                            ---------               --------
    Total current assets                                     188,987                138,393

Investments                                                    2,501                    954
Property, plant and equipment, net                           173,293                139,854
Other assets                                                   4,810                  3,850
                                                             --------               --------
TOTAL ASSETS                                                $369,591               $283,051
                                                             ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                                    $20,700                 $9,400
   Current maturities of long-term debt
    (Note 4)                                                   9,640                  6,275
   Excess checks over bank balances                            9,823                  8,511
   Trade accounts payable                                     30,605                 20,937
   Accrued expenses                                           17,502                 16,103
   Federal and state income taxes                              1,996                      -
   Deferred income taxes                                       7,196                  6,297
   Other current liabilities                                     976                    881
                                                             --------               --------
    Total current liabilities                                 98,438                 68,404

Long-term debt, excluding current
 maturities (Note 4)                                          67,798                 46,368
Deferred income taxes                                          9,813                  9,813
Minority interest in consolidated
 subsidiary                                                      489                    475
Other liabilities and deferred credits                         2,877                  1,834

Common stock subject to repurchase (Note 5)                   17,750                      -

Shareholders' equity :
   Common stock, no par value. Authorized
    100,000,000 shares; issued and outstanding
    12,196,563 and 11,009,328 shares.                         72,153                 61,416
   Additional paid-in capital                                  3,253                  3,253
   Retained earnings                                          97,020                 91,488
                                                             --------               --------
    Total shareholders' equity                               172,426                156,157
                                                             --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $369,591               $283,051
                                                             ========               ========

See accompanying Notes to Consolidated
Financial Statements.

                                    WLR FOODS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                                    Thirteen Weeks Ended
Dollars in thousands                                    October 1, 1994       October 2, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                     $6,508             $3,784
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
Depreciation and amortization                                     5,611              5,194
Gain on sale of property, plant and equipment                        (1)               (15)
Deferred income taxes                                               899              4,895
Other,net                                                           172                 37
Change in operating assets and liabilities:(net of acquired assets)
   (Increase) decrease in accounts receivable                       446             (3,215)
   Increase in inventories                                       (4,569)            (2,392)
   (Increase) decrease in other current assets                      733             (2,367)
   Increase (decrease) in accounts payable                          (90)             1,641
   Increase (decrease) in accrued expenses and
   other                                                          1,505             (2,898)
                                                                --------           --------
Net Cash Provided by Operating Activities                        11,214              4,664

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                       (3,715)            (2,991)
Cash used in acquisition, (including costs)                     (43,921)                 -
Proceeds from sales of property, plant and
  equipment                                                           9                 30
Investments in other assets                                         (68)                15
Minority interest in net earnings of consolidated
  subsidiary                                                         14                 16
                                                                --------           --------
Net Cash Used in Investing Activities                           (47,681)            (2,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                               (205)              (134)
Proceeds from long-term debt                                     25,000                  -
Notes payable to banks (net of principal payments)               11,300               (800)
Increase (decrease) in checks drawn not presented                 1,312               (277)
Issuance of common stock                                             87                128
Dividends paid                                                     (881)              (876)
                                                                --------          --------
Net Cash Provided by (Used in) Financing Activities              36,613             (1,959)
                                                                --------          --------
Increase (Decrease) in Cash and Cash Equivalents                    146               (225)

Cash and Cash Equivalents at Beginning of Fiscal
  Year                                                              771                680
                                                                --------          --------
Cash and Cash Equivalents at End of Period                         $917               $455
                                                                ========          ========
Supplemental cash flow information:
Cash paid for:
   Interest                                                        $530               $458
   Income taxes                                                     498                 31

The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions:
The Company issued 1,183,333 shares of common stock valued at $28,400,000, in addition to $921,429 for professional fees incurred to date in the acquisition of Cuddy Farms, Inc. USA Foods Division on August 29, 1994. (Note 3 and 5)

See accompanying Notes to Consolidated Financial
Statements.

Notes to Consolidated
WLR Foods, Inc. and Subsidiaries

1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances have been eliminated in consolidation. The consolidated balance sheet as of October 1, 1994, and the consolidated statements of earnings and cash flows for the thirteen weeks ended October 1, 1994 and October 2, 1993 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements  and notes are presented as permitted by  Form 10-Q  and do  not contain  certain information
included  in   the   Company's  annual   consolidated   financial
statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended July 2, 1994. In both, the accounting policies and principles used are consistent in all material respects. Certain fiscal 1994 amounts have been reclassified to conform with fiscal 1995 presentations.

2. Inventories

A summary of inventories at October 1, 1994 and July 2, 1994 follows:

                                  (unaudited)
Dollars in thousands              October 1, 1994  July 2, 1994

Live poultry and breeder flocks     $53,169          $39,719
Processed poultry and meat products  37,648           22,969
Packaging supplies, parts and other  17,088           11,824
Feed, grain and eggs                  8,083            8,535
                                   --------          -------
Total inventories                  $115,988          $83,047
                                   ========          =======

3. Acquisition of Cuddy Farms, Inc. -USA Foods Division

On August 29, 1994, the Company acquired the turkey processing and production assets of Cuddy Farms, Inc. for $43 million in cash and 1,183,333 shares of common stock valued at $28.4 million. The acquisition was accounted for as a purchase, and, accordingly all acquired accounts and transactions of Cuddy Foods are included in the Company's consolidated financial statements subsequent to the acquisition. The transaction was recorded at fair market values of assets acquired and liabilities assumed as follows:

Dollars in thousands                     (unaudited)
  Accounts receivable                       $14,758
  Inventories                                28,372
  Other current assets                           30
  Property, plant and equipment, net         35,343
  Other assets                                2,611
                                            -------
     Total assets acquired                   81,114

Cash paid (including costs)                (43,921)
Issuance of common stock                   (28,400)
Due from seller for post closing
  audit adjustments                          3,900
                                            -------
Total operating liabilities assumed        $12,693
                                            =======
The following table shows the pro forma results of the Company, as if Cuddy Farms, Inc. Food Division had been acquired at the beginning of the respective fiscal years presented. This information is presented only for comparative purposes and is not indicative of the results which may have occurred if the transaction had been consummated at the beginning of the periods presented.

(unaudited)                              Thirteen weeks ended
Dollars in thousands,
  except earnings per share         Oct. 1, 1994    Oct. 2, 1993

       Net sales                        $248,708      $229,654
       Net earnings                       $5,148        $3,238

       Net earnings per common share       $0.42         $0.27


4. $25 million long-term debt facility

The Company took down the $25 million variable rate term debt on August 29, 1994 to fund the acquisition mentioned above. The note is priced based on LIBOR plus 1.0% with repricing the first of each month. Beginning November 1, 1994 principle payments of $308,641 are due along with the interest payment, with the final payment in 2001.

5. Common stock subject to repurchase

The common stock subject to repurchase arises because Cuddy Farms, Inc. , WLR Foods, Inc. and Cuddy's lenders entered into an agreement wherein WLR Foods could be required to purchase the shares held by Cuddy for $17,750,000 in cash, if Cuddy has a payment default under its credit facilities. The account on the balance sheet reflects the potential liability under the agreement.

Item 2.   Management's  Discussion  and  Analysis   of  Financial
          Condition and Results of Operations
General

     WLR Foods, Inc.(the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina. On August 29, 1994, the Company acquired substantially all of the net assets of the Food Division of Cuddy Farms, Inc. for $43.0 million in cash and 1,183,333 shares of common stock valued at $28.4 million. The purchase agreement provided for the issuance of an additional 100,000 shares if required by a post closing audit. On October 27, as a result of the post closing audit, WLR Foods did not issue additional shares of stock and received $3.9 million in cash from Cuddy Farms, Inc. The acquisition which has been accounted for as a purchase, is reflected in the consolidated financial statements of the Company as of the date of acquisition.

     The Company elected to draw on a $25 million term note which had been put in place in mid June 1994 to fund the acquisition. The note is a variable-rate facility, based on LIBOR plus 1.0%, with the term being seven years. Interest is due monthly and principal payments commence November 1, 1994 with the final payment due August 1, 2001.

     The Company was notified August 5, 1994 that Tyson Foods, Inc. terminated its tender offer for all of its common shares. The original offer had been issued on March 9, 1994 and extended several times. WLR Foods has incurred costs in defending the offer which management and the shareholders determined to be inadequate. In the first quarter of fiscal 1995, the Company incurred $0.6 million in costs with the total defense costs incurred-to-date approximately $3.7 million. Management expects the costs to decrease further in the second and third quarter; however because court proceedings are still pending, costs could be incurred beyond the third quarter.

The table of Changes in Results of Operations shows dollars and percentage changes in the components of operating results over the past thirteen weeks compared to the corresponding period in fiscal 1994.

Changes In Results of Operations                Thirteen Weeks Ended
                                       October 1, 1994 vs October 2, 1993

In millions, except per share                     $ Increase             %
                                                  (Decrease)         Change
                                                   ---------      -----------
Net sales                                             $31.2             17.4%
Cost of sales                                          21.8             13.9
                                                      ------           ------
  Gross profit                                          9.4             41.8

Selling, general and administrative
  expenses                                              4.9             32.2
                                                      ------           ------
Operating profit                                        4.5             62.1
Other expense, net                                      0.1              9.3
                                                      ------           ------
Earnings before income  taxes and
 minority interest                                      4.4             71.6
Income tax expense and minority
 interest                                               1.7             71.1
                                                      ------           ------
Net earnings                                           $2.7             72.0%
                                                      ======           ======
Net earnings per
  common share                                        $0.22             62.9%
                                                      ======           ======

For the periods indicated this table sets forth selected information from the Company's Consolidated Statements of Earnings expressed as a percentage of sales.

                                                 Thirteen Weeks Ended
Operations as a Percentage of             October 1, 1994 vs. October 2, 1993
  Net Sales

Net sales                                             100.0%           100.0%
Cost of sales                                          84.8             87.4
                                                      ------           ------
Gross profit                                           15.2             12.6
Selling, general and administrative
 expenses                                               9.6              8.6
                                                      ------           ------
Operating profit                                        5.6              4.0
Other expense, net                                      0.6              0.6
                                                      ------           ------
Earnings before income taxes and
 minority interest                                      5.0              3.4
Income tax expense and minority
 interest                                               1.9              1.3
                                                      ------           ------
Net earnings                                            3.1%             2.1%
                                                      ======           ======

Results of Operations

     Net sales increased $31.2 million or 17.4%, to $210.3 million for the thirteen weeks ended October 1, 1994, compared to $179.0 million for the same period in fiscal 1994. The increase was the result of a 10.8% increase in total pounds sold and an increase in prices realized. Chicken pounds sold were up 5.8%. While turkey pounds sold were up 17.4% over the same period last year, including Cuddy pounds sold since August 29, 1994. Average quoted commodity prices for whole chicken were down 3.8%; however, improved dark meat parts prices in the export market, a stronger customer base and greater operating efficiencies helped the Company realize an average revenue increase of 5% per pound for chicken sold. Average quoted commodity prices for turkey were up 3.4% over the same period last year.

     For October, average quoted commodity prices for whole chickens are down 5.6% compared to October 1993, but the Company continued to benefit from export prices, a stronger customer base and greater operating efficiencies. Average quoted commodity prices for retail whole turkeys are approximately two cents per pound higher than last October. Both of these comparisons reflect the seasonality of the commodity markets for chickens and turkeys. The Company's second quarter is generally strong for turkey commodity prices and lower for commodity chicken prices. The second quarter is expected to be seasonally normal for turkey and chicken demand, although there are significant supplies of pork and beef in the marketplace.

     Cost of sales increased $21.8 million or 13.9% to $178.2 million for the thirteen weeks ended October 1, 1994. The increase was the result of higher volumes sold, and slightly higher feed costs for poultry processed compared to the same period last year. Although feed costs have moderated since mid summer with the record corn and soy bean harvests, the growing cycles for chickens and turkeys delay the full realization of a change in the price of grains by approximately seven and sixteen weeks, respectively. By the end of the December 1994 quarter, the Company's cost of sales will reflect lower grain costs throughout the entire operation.

       The Company may use a combination of four methods to purchase its grain used as a major component in feed. They include: cash purchasing, forward pricing, and hedging with both options and futures contracts. At the present time the Company has forward priced approximately 43% of its soybean meal needs through March 1995. As of late October the current delivered spot market is slightly higher than the locked in price. The Company does not have any corn forward priced as expectations are that prices may be even lower with the large crop projected.

     Disease in birds is another risk when raising poultry, but the Company uses strict bio-security measures throughout its operations to minimize the risk. Currently, management is not aware of any serious poultry disease out-breaks in the areas where the Company grows poultry, except North Carolina, where the entire state has experienced early mortality in turkey flocks. While this condition raises the cost of growing poultry in North Carolina above normal, it generally does and this year has subsided in the fall and winter and is not expected to have a material effect on the entire Company's operation.

     On a period-to-period comparison the gross profit increased $9.5 million to $32.1 million. The gross profit margin improved from 12.6% a year ago, to 15.2% for the thirteen week period just ended. The Company's operation continues to improve as added efficiencies are achieved in the processing plants generating a lower cost per pound processed. Management continues to take advantage of cost improvement opportunities and ways to improve the quality of products produced.

     Selling, general and administrative expenses rose $4.9 million over the same period last year. Higher volumes sold plus the inclusion of the Cuddy operation are the main factors for the dollar increase. Selling expenses rose $2.0 million, of which $1.7 million were in the Cuddy operation. Plans are in progress to reorganize the total Company sales function to better utilize and integrate selling efforts company-wide to control costs more effectively in the future. Delivery costs rose $1.8 million due to higher volumes sold, while general and administrative costs were up $1.1 million. The Company incurred $0.6 million of expense related to the defense of the Tyson takeover. Management expects selling, general and administrative costs will remain at this level or trend slightly lower as synergies are realized and the Cuddy operation is assimilated into the organization.

     Operating income increased $4.5 million or 62.1%, the result of a higher gross margin, offset somewhat by higher selling, general and administrative expenses.

     Other expense is up $0.1 million or 9.3% to $1.2 million. Higher interest expense is the result of additional funds borrowed used in the acquisition of the North Carolina operation. Management expects the interest charge to increase in the second quarter due to the acquisition. As the year progresses, cash generated from the operation should lower the short term borrowing and interest expense.

     Earnings  before  taxes and  minority interest  are up  $4.4 million over the same period last year driven by the higher operating margin mentioned above.

     Income tax expense is up $1.7 million to $4.1 million due to higher profits. The effective tax rate for the tax expense is 38.5% for both periods presented.
     Net income rose $2.7 million or 72% to $6.5 million. Earnings per share were up $0.22 or 63% for the thirteen weeks, from $0.35 in fiscal 1994 to $0.57 in fiscal 1995.


Financial Condition

     The Company closed the first quarter of fiscal 1995 with a strong balance sheet. Working capital grew to $90.5 million, while the current ratio was 1.9 to 1. With the acquisition of the North Carolina operation, total assets increased to $369.6 million. Total debt increased to $115.9 million. Total debt includes the common stock subject to repurchase which is classified between debt and equity as a potential liability. Cuddy's banks have the right to require WLR Foods to repurchase

                                 9
the 1,183,333 shares at $15.00 per share if Cuddy does not meet its debt payments. Total debt to total capitalization was 40.2% as of October 1, 1994. The Company's total equity was $172.4 million not including the common stock subject to repurchase. Book value per share, including the dollars and shares related to the common stock subject to repurchase, increased to $15.59.

Capital Resources

     Management expects the $35 million revolving line of credit, currently in place will be adequate until its renewal March 31, 1995. As of October 1, 1994 the amount available to borrow was $14.3 million, and as of October 31, because of decreased borrowing, the amount available to borrow had increased to $23.6 million. Management plans to expand the line of credit to provide for added working capital flexibility in the future.

     Capital spending for fiscal 1995 is projected at $23 million with an additional $3.7 million of lease financing. The leases will be operating leases. Projected depreciation and amortization remains at $24.5 million which includes $3.5 million at the North Carolina division.

     Capital spending for the quarter was $3.7 million while depreciation and amortization were $5.8 million. Of the $3.7 million spent, $0.6 million was disbursed for the completion of the Cassco refrigerated warehouse project. Also, there was $0.2 million spent in the North Carolina operation. The remaining $2.9 million was spent on normal replacements and enhancements.

     The Board of Directors declared an $0.8 per share dividend payable on October 28, 1994 to shareholders of record as of October 14, 1994. This dividend was the regular quarterly dividend and management expects to be able to generate cash from the operation to more than meet its debt obligations and payment of dividends.



{THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK}

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       The  Company's  annual  meeting  of shareholders was
held  on  October 29,  1994  at  10:00 a.m.  in Bridgewater,
Virginia.  The voting results were as follows:
______________________________________________________________________________

                                      Votes
                                      -----                           Broker
Proposal               For       Against   Withheld   Abstention     Non-Votes
______________________________________________________________________________

#1  Election of
Class A Directors
(to serve until 1997
Annual Meeting
of Shareholders)

Peter A.W. Green     9,730,102                        833,707
J. Craig Hott        9,745,658                        833,707
Charles W. Wampler   9,739,569                        833,707
Herman D. Mason      9,740,997                        833,707

#2  Ratification of
Appointment of
Independent
Auditor              9,506,370     761,563            358,456

#3  Approval of
Amended and Restated
Employee Stock
Purchase Plan        9,241,329   1,069,228            294,139

#4  Approval of
Poultry Producer
Stock Purchase
Plan                 9,236,339   1,273,434             291,554

#5  Amendment of
Bylaws to Narrow the
Range of Directors
to 10 to 12          7,206,873   1,620,846              23,186

#6  Amendment of
the Articles of
Incorporation
to Increase the
Shareholder Vote
Required for Bylaw
Amendments
to two-thirds        6,712,313   2,043,061              28,615

______________________________________________________________________________

                                           Votes
                                           -----                     Broker
Proposal               For       Against  Withheld  Abstention      Non-Votes
______________________________________________________________________________

#7  Amendment of
Articles of Incorporation
to Authorize 100,000,000
Shares of Class B
Common Stock           6,810,909 1,973,388           93,879


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27        Financial Data Schedule

               99        Press  Release  dated November  3, 1994,
issued  by   the   Registrant  announcing   results   of   annual
shareholders' meeting.

          (b)  Form 8-K

               Reporting Date  August 19, 1994.   Item Reported -
Item 2, Acquisition of Assets.   WLR Foods, Inc. reported  on the
acquisition of the Food Division of Cuddy Farms, Inc.

               Reporting Date  August 11, 1994.   Item Reported -
Item 5, Other Events. WLR Foods, Inc. reported the issuance of a press release regarding the upholding by the U.S. District Court of Virginia's anti-takeover statutes, and reported that Tyson Foods, Inc. had withdrawn its nomination of eight persons for election to the Registrant's Board of Directors.

               Reporting Date  August 9,  1994.  Item  Reported -
Item 5, Other Events. WLR Foods, Inc. reported the issuance by the Registrant's Chief Financial Officer of a memorandum to analysts and brokers providing certain information concerning the proposed Cuddy acquisition.

               Reporting  Date July 29,  1994.   Item Reported  -
Item 5, Other Events. WLR Foods, Inc. reported the agreement by the Registrant to purchase the Food Division of Cuddy Farms, Inc.

                            SIGNATURE

Pursuant  to the requirements  of the Securities  Exchange Act of
1934, this report is  signed this 15th  day of November, 1994  by
the  Registrant's   principal  financial  officer   who  is  also
authorized by the Registrant to sign on its behalf.

                              WLR FOODS, INC.


                         ____/S/_Delbert L. Seitz_____________
                         Delbert L. Seitz, Chief Financial
                         Officer and duly authorized signator
                         for Registrant



27802

                          EXHIBIT INDEX

Exhibit No.         Description

27             Financial Data Schedule

99 Press Release dated November 3, 1994 announcing results of annual shareholders' meeting