Form 10-Q
period 1994-12-31
WLR FOODS INC
filed 1995-02-14
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1994

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at February 6, 1995 was 12,202,355 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements



                        WLR FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS



                                                  Thirteen Weeks Ended
(unaudited)
Dollars in thousands, except per share   December 31, 1994   January 1, 1994
data                                     -----------------   ---------------


Net sales                                        $247,840          $182,315
Cost of sales                                     210,840           159,419
                                                  -------           -------
   Gross profit                                    37,000            22,896
Selling, general and administrative
  expenses                                         23,814            14,995
                                                  -------           -------
   Operating income                                13,186             7,901
Other expense:
   Interest expense                                 1,623             1,245
   Miscellaneous expense (income)                     509               (75)
                                                  -------           -------
     Other expense                                  2,132             1,170
                                                  -------           -------
Earnings before income taxes and
  minority interest                                11,054             6,731
Income tax expense                                  4,256             2,591
Minority interest in net earnings of
  consolidated subsidiary                              13                 7
                                                  -------           -------
NET EARNINGS                                       $6,785            $4,133
                                                  =======           =======
NET EARNINGS PER COMMON SHARE                       $0.56             $0.37

AVERAGE COMMON SHARES OUTSTANDING              12,199,932        10,962,799

DIVIDENDS DECLARED PER COMMON SHARE                 $0.08             $0.08

See accompanying Notes to Consolidated
  Financial Statements.

                             WLR FOODS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS




                                                Twenty-Six Weeks Ended
(unaudited)
Dollars in thousands, except per share   December 31, 1994   January 1, 1994
  data                                   -----------------   ---------------

Net sales                                        $458,125          $361,343
Cost of sales                                     389,016           315,810
                                                  -------           -------
   Gross profit                                    69,109            45,533
Selling, general and administrative
  expenses                                         44,100            30,339
                                                  -------           -------
   Operating income                                25,009            15,194
Other expense:
   Interest expense                                 2,953             2,503
   Miscellaneous expense (income)                     397              (219)
                                                  -------           -------
     Other expense                                  3,350             2,284
                                                  -------           -------
Earnings before income taxes and
  minority interest                                21,659            12,910
Income tax expense                                  8,339             4,970
Minority interest in net earnings of
  consolidated subsidiary                              27                23
                                                  -------           -------
NET EARNINGS                                      $13,293            $7,917
                                                  =======           =======
NET EARNINGS PER COMMON SHARE                       $1.12             $0.72

AVERAGE COMMON SHARES OUTSTANDING              11,820,315        10,959,496

DIVIDENDS DECLARED PER COMMON SHARE                 $0.16             $0.16

See accompanying Notes to Consolidated Financial
 Statements.

                     WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                   (unaudited)
ASSETS                                       December 31, 1994    July 2, 1994
                                             -----------------    ------------
Current Assets
   Cash and cash equivalents                             $894            $771
   Accounts receivable, less allowance for
   doubtful accounts of $463 and $360.                 56,680          52,305
   Inventories (Note 2)                               113,681          83,047
   Other current assets                                 4,694           2,270
                                                      -------         -------
Total current assets                                  175,949         138,393

Investments                                             2,513             954
Property, plant and equipment, net                    170,210         139,854
Other assets                                            4,487           3,850
                                                      -------         -------
TOTAL ASSETS                                         $353,159        $283,051
                                                      =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                              $5,000          $9,400
   Current maturities of long-term debt
     (Note 4)                                           9,972           6,275
   Excess checks over bank balances                     7,573           8,511
   Trade accounts payable                              28,232          20,937
   Accrued expenses                                    15,515          16,103
   Deferred income taxes                                9,694           6,297
   Other current liabilities                              976             881
                                                      -------         -------
Total current liabilities                              76,962          68,404

Long-term debt, excluding current
  maturities (Note 4)                                  66,628          46,368
Deferred income taxes                                   9,813           9,813
Minority interest in consolidated
  subsidiary                                              503             475
Other liabilities and deferred credits                  3,144           1,834
                                                      -------         -------
Total liabilities                                     157,050         126,894

Common stock subject to repurchase (Note 5)            17,750               -

Shareholders' equity :
 Common stock, no par value. Authorized
  100,000,000 shares;issued and
  outstanding 12,201,579 and 11,009,328
  shares.                                              72,277          61,416
 Additional paid-in capital                             3,253           3,253
 Retained earnings                                    102,829          91,488
                                                      -------         -------
Total shareholders' equity                            178,359         156,157
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $353,159        $283,051
                                                      =======         =======
See accompanying Notes to Consolidated Financial Statements.

                       WLR FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                      Twenty-Six Weeks Ended
Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:       December 31, 1994 January 1, 1994
                                            ----------------- ---------------
Net earnings                                         $13,293          $7,917
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                       12,006          10,510
  Gain on sale of property, plant and
    equipment                                            (32)            (27)
  Deferred income taxes                                3,397           9,149
  Other, net                                             454             449
  Change in operating assets and liabilities:
   (net of acquired assets)
    Decrease in accounts receivable                   10,386           3,162
    Increase in inventories                           (2,262)         (1,328)
    Increase in other current assets                  (2,398)         (7,105)
    Increase (decrease) in accounts payable           (2,464)            139
    Decrease in accrued expenses and other            (2,105)         (5,520)
                                                     -------          ------
Net Cash Provided by Operating Activities             30,275          17,346

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment            (7,072)         (8,106)
Net cash used in acquisition, (including
  costs)                                             (40,130)              -
Proceeds from sales of property, plant and
  equipment                                               84              45
Investments in other assets                               57             (38)
Minority interest in net earnings of
  consolidated subsidiary                                 28              22
                                                      ------          ------
Net Cash Used in Investing Activities                (47,033)         (8,077)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt                  (1,135)           (461)
Proceeds from long-term debt                          25,000               -
Notes payable to banks (net of principal
  payments)                                           (4,400)         (4,600)
Decrease in checks drawn not presented                  (938)         (2,904)
Issuance of common stock                                 211             235
Dividends paid                                        (1,857)         (1,754)
                                                      ------          ------
Net Cash Provided by (Used in) Financing
  Activities                                          16,881          (9,484)
                                                      ------          ------
Increase (Decrease) in Cash and Cash
  Equivalents                                            123            (215)

Cash and Cash Equivalents at Beginning of
  Fiscal Year                                            771             680
                                                      ------          ------
Cash and Cash Equivalents at End of Period              $894            $465
                                                      ======          ======

Supplemental cash flow information:
Cash paid for:
   Interest                                           $2,702          $2,387
   Income taxes                                        7,119           2,131

The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions:
The Company issued 1,183,333 shares of common stock valued at $28,400,000, in addition to $1,030,267 for professional fees in the acquisition of Cuddy Farms, Inc. USA Foods Division on August 29, 1994. (Notes 3 and 5)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1994, the consolidated statements of earnings for the thirteen week and twenty-six week periods ended December 31, 1994 and January 1, 1994, and the consolidated statements of cash flows for the twenty-six weeks ended December 31, 1994 and January 1, 1994 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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

2. Inventories

A summary of inventories at December 31, 1994 and July 2, 1994 follows:


                                    (unaudited)
Dollars in thousands         December 31, 1994     July 2, 1994

Live poultry and breeder flocks        $53,302          $39,719
Processed poultry and meat products     33,858           22,969
Packaging supplies, parts and other     17,980           11,824
Feed, grain and eggs                     8,541            8,535
                                      --------         --------
Total inventories                     $113,681          $83,047
                                      ========         ========


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

Dollars in thousands                                (Unaudited)

  Accounts receivable                                   $14,758
  Inventories                                            28,372
  Other current assets                                       30
  Property, plant and equipment, net                     35,343
  Other assets                                            2,611
                                                        -------
     Total assets acquired                               81,114

Cash paid (including costs)                             (44,030)
Issuance of common stock                                (28,400)
Due from seller for post closing
  audit adjustments                                       3,900
                                                        -------
Total operating liabilities assumed                     $12,584
                                                        =======

The following table shows the pro forma results of the Company, as if Cuddy Farms, Inc. Food Division had been acquired at the beginning of the respective fiscal periods presented. This information is presented only for comparative purposes and is not indicative of the results which may have occurred if the transaction had been consummated at the beginning of the periods presented.

     (Unaudited)                                 Pro forma
Dollars in thousands,                     Twenty-Six Weeks Ended
  except earnings per share         December 31, 1994  January 1, 1994
                                    -----------------  ---------------


                 Net sales                   $496,548         $459,064

                 Net earnings                 $11,933           $7,757

                 Net earnings per common share  $1.01            $0.71

4. $25 million long-term debt facility

The Company took down the $25 million variable rate term debt on August 29, 1994 to fund the acquisition mentioned above. The note is priced based on LIBOR plus 1.0% with repricing the first of each month. Monthly principle payments of $308,641 are due along with the interest payment, with the final payment in 2001.

5. Common stock subject to repurchase

The common stock subject to repurchase arises because Cuddy Farms, Inc., WLR Foods, Inc. and Cuddy's lenders entered into an agreement that expires in August, 1998 wherein WLR Foods could be required to purchase the shares held by Cuddy for $17,750,000 in cash, if Cuddy has a payment default under its credit facilities. The account on the balance sheet reflects the potential liability under the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     WLR Foods, Inc.(the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

     On February 3, 1995 the Company paid an $0.08 per common share dividend, to shareholders of record on January 13, 1995.

     In December, the United States District Court for the Western District of Virginia issued its final favorable ruling on the Tyson Foods challenge to the validity of the Virginia laws and of the actions taken by WLR Foods to protect its shareholders' interests. In January 1995, Tyson Foods initiated an appeal of this decision to the United States Court of Appeals for the Fourth Circuit. These actions follow Tyson's unsuccessful attempt to acquire the Company through an unsolicited $30 per share tender offer which was rejected by shareholders in 1994. The Company incurred expenses of $1.0 million in fiscal 1995 including $0.4 million in the second quarter defending the hostile takeover. These costs will be negligible in the future unless further action is initiated.


     The table of Changes in Results of Operations shows dollars and percentage changes in the components of operating results for the thirteen weeks and twenty-six weeks compared to the corresponding periods in fiscal 1994.




                                             Thirteen Weeks Ended   Twenty six Weeks Ended
Changes In Results of Operations          12/31/1994  vs. 1/1/1994 12/31/1994  vs. 1/1/1994
                                            $ Increase       %      $ Increase        %
In millions except per share data           (Decrease)    Change    (Decrease)     Change

Net sales                                         $65.5      35.9%         $96.8       26.8%
Cost of sales                                      51.4      32.3           73.2       23.2
                                                   ----      ----           ----       ----
  Gross profit                                     14.1      61.6           23.6       51.8

Selling, general and administrative
expenses                                            8.8      58.8           13.8       45.4
                                                   ----      ----           ----       ----
  Operating profit                                  5.3      66.9            9.8       64.6

Interest expense                                    0.4      30.4            0.5       18.0
Other expense, net                                  0.6        -             0.6         -
                                                   ----      ----           ----       ----
Earnings before income taxes
  and minority interest                             4.3      64.2            8.7       67.8

Income tax expense and minority interest            1.6      64.3            3.4       67.6
                                                   ----      ----           ----       ----
Net earnings                                       $2.7      64.2%          $5.3       67.5%
                                                   ====      ====           ====       ====
Net earnings per common share                     $0.19      51.4%         $0.40       55.6%


For the periods indicated this table sets forth selected information from the Company's Consolidated Statements of Earnings expressed as a percentage of sales.

                                             Thirteen Weeks Ended   Twenty six Weeks Ended
                                          12/31/1994  vs. 1/1/1994 12/31/1994  vs. 1/1/1994
Operations as a Percentage of Net Sales
Net sales                                         100.0%    100.0%         100.0%     100.0%

Cost of sales                                      85.1      87.4           84.9       87.4
                                                   ----      ----           ----       ----
  Gross profit                                     14.9      12.6           15.1       12.6

Selling, general and administrative
  expenses                                          9.6       8.2            9.6        8.4
                                                   ----      ----           ----       ----
  Operating profit                                  5.3       4.4            5.5        4.2

Interest expense                                    0.7       0.7            0.7        0.7
Other expense, net                                  0.2        -             0.1       (0.1)
                                                   ----      ----           ----       ----
Earnings before income taxes
  and minority interest                             4.4       3.7            4.7        3.6

Income tax expense and minority interest            1.7       1.4            1.8        1.4
                                                   ----      ----           ----       ----
Net earnings                                        2.7%      2.3%           2.9%       2.2%
                                                   ====      ====           ====       ====

Results of Operations


     Net sales increased $65.5 million or 35.9%, to $247.8 million for the thirteen weeks ended December 31, 1994, compared to $182.3 million for the same period ended January 1, 1994. The increase was a result of a 23.2% increase in total pounds sold. Chicken pounds sold were up 2.6%, while turkey sales pounds were up 48.7% over the same period last year including a 36% increase generated by the acquisition of the USA Food Division of Cuddy Farms, Inc. Although average quoted commodity prices for whole chickens were down 7.5%, the average realized selling price for chicken products more than offset this decrease. Average quoted commodity prices for turkey were unchanged from the same period last year. For the twenty-six week period ended December 31, 1994, sales were up $96.8 million, to $458.1 million, a 26.8% increase over net sales for same period last year while total pounds sold increased 17.2%. The increase is reflective of a 4.2% growth in chicken pounds sold and a 34.0% rise in turkey pounds sold. The significant rise in turkey volume is largely the result of the August 29, 1994 acquisition of the North Carolina operation. Average quoted commodity prices for chickens were down 5.5% for the twenty six week period, while average realized prices per pound more than offset the lower prices. Chicken sales realized prices reflect improved export demand for darkmeat products and a strengthened customer base over last year. The average quoted commodity turkey prices were up 1.3% on a year-to-date comparison with the same period last year.

     Cost of sales for the thirteen weeks ended December 31, 1994 increased $51.4 million or 32.3% over the same period last year, to $210.8 million. The increase was the result of higher volumes sold, somewhat offset by an 11% decrease in feed costs. Although feed costs have moderated as a result of the record corn and soybean harvests, prices for corn have moved somewhat higher from the harvest period low in November. Soybean meal prices continued to move slightly lower through the quarter. Other improvements in efficiency in operations reduced cost of sales for the period. For the twenty-six weeks ended December 31, 1994, cost of sales increased $73.2 million or 23.2% over the same period of fiscal 1994. This increase is the result of increased volumes sold offset by a 7% decrease in feed costs.

     At the present time, the Company has forward priced approximately 45% of its soybean meal needs through March 1995. As of early February, the current delivered spot market was approximately 5% lower than the forward purchases. The effect of the forward purchase commitment at prices in excess of the early February 1995 spot market are not material to the Company's gross margin. The Company does not have any corn forward purchased.

     Disease in birds is a risk when raising poultry, but the Company uses strict biosecurity measures throughout its operations to minimize the risk. Currently, management is not aware of any serious poultry disease out-breaks in the areas where the Company grows poultry.

     On a period-to-period comparison, for the thirteen weeks, gross profit increased $14.1 million to $37.0 million. The gross profit margin improved from 12.6% a year ago, to 14.9% for the thirteen week period just ended. For the twenty-six week period ended December 31, 1994, gross profit increased to $69.1 million, up $23.6 million from the same period last year. The Company's operations continue to improve as added efficiencies are achieved in the processing plants. Management continues to take advantage of cost improvement opportunities and ways to improve the quality of products produced.

     Selling, general and administrative expenses rose $8.8 million to $23.8 million for the thirteen weeks ended December 31, 1994. Higher volumes and inclusion of the North Carolina operations are the main factors contributing to the dollar increase. Selling and advertising expenses rose $4.2 million due to the increase in sales volumes.
Delivery costs rose $2.9 million due to higher volumes sold. Both selling and delivery expenses are generally higher for further processed and food service sales. These higher expenses are offset by higher gross margins for these products. General and administrative costs were up $1.7 million, largely the result of higher bonuses generated by higher profits and the North Carolina operation.
The Company incurred $0.4 million of expense for services for the defense of the aborted hostile takeover attempt. Management does not anticipate significant additional charges related to the takeover attempt unless Tyson intensifies its efforts. Selling, general and administrative costs as a percentage of sales are 9.6% for the thirteen weeks ended December 31, 1994 compared to 8.2% for the comparable period of fiscal 1994.

     For the twenty-six weeks ended December 31, 1994, selling, general and administrative costs increased $13.8 million over the same period last year to $44.1 million. The increase is for the most part because of the North Carolina acquisition and an increase in pounds sold. Selling and advertising expenses increased $6.2 million and delivery costs were up $4.8 million due to higher volumes sold. General and administrative costs were up $2.8 million, including $0.7 million due to the North Carolina operation, and $1.0 million in defense costs. The balance of general and administrative cost increases are for bonuses based on profitability. For the twenty-six weeks ended December 31, 1994, selling, general and administrative costs as a percentage of sales are 9.6% compared to 8.4% for the same period last year. Excluding defense costs the selling, general and administrative costs as a percentage of sales would have been 9.4% compared to 8.4% for the comparable period last year.

     Operating income increased $5.3 million for the thirteen week period, or 66.9%, the result of a higher gross margin, offset somewhat by higher selling, general and administrative expenses. The North

Carolina operations contributed to profits as expected. For the twenty-six weeks, the operating profit increased $9.8 million or 64.6%. Operating margins were 5.3% and 5.5%, respectively for the thirteen weeks and twenty-six weeks of fiscal 1995 compared to 4.4% and 4.2% for the same periods last year.

     Interest expense is up $0.4 million to $1.6 million for the thirteen weeks ended December 31, 1994. Interest expense for the twenty-six weeks increased to $3.0 million, up $0.5 million over the same period last year. Higher interest rates and additional funds borrowed for the acquisition of the North Carolina operation contributed to the increase. Management expects the interest expense to increase in the second half of the fiscal year due to higher short-term interest rates. The Company incurred an expense of $0.6 million for certain bad debts written off in the thirteen week period ended December 31, 1994.

     Earnings before taxes and minority interest are up $4.3 million over the same period last year. Year-to-date earnings before taxes and minority interest are up $8.7 million as a result of the higher operating margin.

     Income tax expense is up $1.6 million and $3.4 million for the thirteen and twenty-six weeks, respectively. The effective tax rate is 38.5% for all periods presented.

     Net income rose $2.7 million or 64.2% to $6.8 million and $5.3 million or 67.5% for the thirteen and twenty-six weeks respectively. Earnings per share were up $0.19 or 51.4% for the thirteen weeks, and up $0.40 per share for the twenty-six weeks ended December 31, 1994.

Financial Condition

     The Company closed the second quarter of fiscal 1995 with a strong balance sheet. Working capital grew to $99.0 million, while the current ratio was 2.3 to 1. Total assets were to $353.2 million. Total debt was $99.4 million including the common stock the Company could be required to redeem. Total debt to total capitalization was 35.8% as of December 31, 1994. The Company's total equity was $178.4 million while book value per share increased to $16.07, including the dollars and shares related to the common stock subject to repurchase. The common stock subject to repurchase is handled as debt or equity under certain debt and equity calculations as noted above.


Capital Resources

      Management expects the $35 million revolving line of credit currently in place will be adequate until its renewal March 31, 1995. As of December 31, 1994, the amount available to borrow was $30.0 million. Management is evaluating proposals from potential lenders to expand the line of credit to provide for added working capital flexibility in the future. Rates and terms are expected to be better than the existing agreement.

     Capital spending for fiscal 1995 is projected at $23 million with an additional $3.7 million of lease financing. The leases are operating leases. The depreciation and amortization expense projection remains at $24.5 million which includes $3.5 million at the North Carolina operation. Capital spending of approximately $8.0 million at the North Carolina operation is planned, with part of the spending to be incurred in the second half of calendar year 1995.

     Capital spending to-date for fiscal 1995 is $7.1 million. Of the $7.1 million spent, $0.6 million was for the completion of the Cassco refrigerated warehouse project and $0.9 million in the North Carolina operation. The remaining $5.6 million was spent on normal replacements and enhancements of the Company's facilities and equipment. Depreciation expense is $12 million for the twenty-six weeks ended December 31, 1994. Management expects operations to generate cash to meet debt retirement obligations and capital needs in the future.

     For the remainder of fiscal 1995, management's outlook includes ample supplies of grain at prices lower than last year, and anticipated improvement in operations as the Company takes advantage of cost saving opportunities. Centralizing the selling and marketing functions will further enhance operations.

                      PART II.  OTHER INFORMATION

Item 1.                       Legal Proceedings

     On December 6, 1994, the United States District Court for the Western District of Virginia issued its final Order in the Company's pending litigation with Tyson Foods, Inc. (Tyson), affirming the Court's earlier preliminary rulings and making other rulings. Reference is made to the Company's Form 14D-9 filed with the Securities and Exchange Commission on April 21, 1994, and amendments thereto, and Form 8-K filed on August 11, 1994. Among the rulings, the Court reaffirmed that Virginia's Affiliated Transactions Statute and Control Share Acquisitions Statute are constitutional under the United States Constitution, that the Company's Shareholder Protection Rights Plan and certain severance agreements are valid, and that certain actions taken by the Company's Board of Directors were valid and proper, and that the Company's Directors properly discharged their fiduciary duties. Tyson has noted its appeal of the rulings to the United States Court of Appeals for the Fourth Circuit.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule


          (b)  Form 8-K

               Reporting Date August 29, 1994. Item Reported - Item 2, Acquisition of Assets, and Item 7, Financial Statements. WLR Foods, Inc. amended its previously filed Form 8-K reporting the acquisition of the Food Division of Cuddy Farms, Inc., to report the adjustment to the purchase price and to provide the required financial statements.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 14th day of February, 1995, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                   WLR FOODS, INC.



                              _____/s/ Delbert L. Seitz________
                              Delbert L. Seitz, Chief Financial
                              Officer and duly authorized
                              signator for Registrant



27802

                             EXHIBIT INDEX

Exhibit No.         Description

27                  Financial Data Schedule