Form 10-Q
period 1995-04-01
WLR FOODS INC
filed 1995-05-11
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION   13  OR  15(d)  OF  THE
SECURITIES
     AND EXCHANGE ACT OF 1934
     For the quarterly period ended April 1, 1995

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at May 12, 1995 was 17,913,914 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS



                                                   Thirteen Weeks Ended
(unaudited)
Dollars in thousands, except per share data   April 1, 1995   April 2, 1994
                                              -------------   -------------
Net sales                                          $211,469        $171,090
Cost of sales                                       184,442         152,559
                                                   --------        --------
   Gross profit                                      27,027          18,531
Selling, general and administrative expenses         22,624          15,360
                                                   --------        --------
   Operating income                                   4,403           3,171
Other expense:
   Interest expense                                   1,695           1,273
   Miscellaneous income                                (618)           (225)
                                                   --------        --------
     Other expense                                    1,077           1,048
                                                   --------        --------
Earnings before income taxes and minority
  interest                                            3,326           2,123
Income tax expense                                    1,280             817
Minority interest in net earnings of
  consolidated subsidiary                                13               3
                                                   --------        --------
NET EARNINGS                                         $2,033          $1,303
                                                   ========        ========
NET EARNINGS PER COMMON SHARE                         $0.11           $0.08

AVERAGE COMMON SHARES OUTSTANDING                    18,238          16,451

DIVIDENDS DECLARED PER COMMON SHARE                   $0.06           $0.05

Per share and common stock amounts reflect the three-for-two stock split distributed May 12, 1995. (See Note 6)

See accompanying Notes to Consolidated Financial Statements.

                      WLR FOODS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                 Thirty-Nine Weeks Ended
(unaudited)
Dollars in thousands, except per share data    April 1, 1995  April 2, 1994
                                               -------------  -------------
Net sales                                           $669,594       $532,433
Cost of sales                                        573,458        468,369
                                                    --------       --------
   Gross profit                                       96,136         64,064
Selling, general and administrative expenses          66,724         45,699
                                                    --------       --------
   Operating income                                   29,412         18,365
Other expense:
   Interest expense                                    4,648          3,775
   Miscellaneous income                                 (221)          (443)
                                                    --------       --------
     Other expense                                     4,427          3,332
                                                    --------       --------
Earnings before income taxes and minority             24,985         15,033
  interest
Income tax expense                                     9,619          5,788
Minority interest in net earnings of                      40             25
  consolidated subsidiary                           --------       --------
NET EARNINGS                                         $15,326         $9,220
                                                    ========       ========
NET EARNINGS PER COMMON SHARE                          $0.86          $0.56

AVERAGE COMMON SHARES OUTSTANDING                     17,900         16,443

DIVIDENDS DECLARED PER COMMON SHARE                    $0.17          $0.16

Per share and common stock amounts reflect the three-for-two stock split distributed May 12, 1995. (See Note 6)

See accompanying Notes to Consolidated Financial Statements.

                     WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands
                                               (unaudited)
                                              April 1, 1995  July 2, 1994
                                              -------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents                           $472          $771
   Accounts receivable, less allowance for           56,290        52,305
   doubtful accounts of $615 and $360.
   Inventories (Note 2)                             128,906        83,047
   Other current assets                               5,566         2,270
                                                   --------      --------
Total current assets                                191,234       138,393

Investments                                           2,420           954
Property, plant and equipment, net                  168,048       139,854
Other assets                                          4,564         3,850
                                                   --------      --------
TOTAL ASSETS                                       $366,266      $283,051
                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks (Note 9)                  $19,700        $9,400
   Current maturities of long-term debt
     (Notes 4 and 9)                                  9,953         6,275
   Excess checks over bank balances                   9,661         8,511
   Trade accounts payable                            26,783        20,937
   Accrued expenses                                  18,669        16,103
   Deferred income taxes                              9,694         6,297
   Other current liabilities                          1,091           881
                                                   --------      --------
Total current liabilities                            95,551        68,404

Long-term debt, excluding current
  maturities (Notes 4 and 9)                         64,591        46,368
Deferred income taxes                                 9,813         9,813
Minority interest in consolidated subsidiary            511           475
Other liabilities and deferred credits                3,243         1,834
                                                   --------      --------
Total liabilities                                   173,709       126,894

Common stock subject to repurchase (Note 5)          17,750             -

Shareholders' equity:
   Common stock, no par value. Authorized
     100,000 shares; issued and outstanding
     18,049 and 16,514 shares.                       67,952        61,416
   Additional paid-in capital                         3,085         3,253
   Retained earnings                                103,770        91,488
                                                   --------      --------
Total shareholders' equity                          174,807       156,157

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $366,266      $283,051
                                                   ========      ========

Common stock issued and outstanding reflect the three-for-two stock split distributed May 12, 1995. (See Note 6)

See accompanying Notes to Consolidated Financial Statements.

                      WLR FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                     Thirty-Nine Weeks Ended
Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:         April 1, 1995  April 2, 1994

Net earnings                                       $15,326         $9,220
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                     18,295         15,901
  Gain on sale of property, plant and
    equipment                                         (143)           (46)
  Deferred income taxes                              3,397         10,494
  Other, net                                           214            676
  Change in operating assets and liabilities: (net of
   acquired assets)
    (Increase) decrease in accounts
      receivable                                    10,775         (1,176)
    Increase in inventories                        (17,487)        (6,177)
    Increase in other current assets                (3,269)        (8,983)
    Increase (decrease) in accounts payable         (3,913)         1,945
    Increase (decrease) in accrued
      expenses and other                               740         (2,841)
                                                    ------         ------
Net Cash Provided by Operating Activities           23,935         19,013

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment         (12,136)       (13,700)
Net cash used in acquisition, (inc. costs)         (40,130)             -
Proceeds from sales of property, plant and
  equipment                                          1,544             83
Investments in other assets                            (13)          (491)
Minority interest in net earnings of
  consolidated subsidiary                               36             23
                                                    ------         ------
Net Cash Used in Investing Activities              (50,699)       (14,085)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt                (2,870)        (1,044)
Proceeds from long-term debt                        25,000              -
Notes payable to banks (net of principal
  payments)                                         10,300         (2,300)
Increase in excess checks                            1,150            410
Issuance of common stock                               325            368
Repurchase of common stock                          (4,607)             -
Dividends paid                                      (2,833)        (2,631)
                                                    ------         ------
Net Cash Provided by (Used in) Financing
  Activities                                        26,465         (5,197)
                                                    ------         ------
Decrease in Cash and Cash Equivalents                 (299)          (269)

Cash and Cash Equivalents at Beginning of
  Fiscal Year                                          771            680
                                                    ------        -------
Cash and Cash Equivalents at End of Period            $472           $411
                                                    ======         ======

Supplemental cash flow information:
Cash paid for:
   Interest                                         $3,574         $2,907
   Income taxes                                      8,574          2,193

The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions:
The Company issued 1,775,000 shares of common stock valued at $28.4 million for the acquisition of Cuddy Farms, Inc. USA Foods Division on August 29, 1994. (Notes 3 and 5)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances have been eliminated in consolidation. The consolidated balance sheet as of April 1, 1995, the consolidated statements of earnings for the thirteen week and thirty-nine week periods ended April 1, 1995 and April 2, 1994, and the consolidated statements of cash flows for the thirty-nine weeks ended April 1, 1995 and April 2, 1994 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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


2. Inventories

A summary of inventories at April 1, 1995 and July 2, 1994 follows:


                                 (unaudited)
Dollars in thousands           April 1, 1995  July 2, 1994
                               -------------  ------------

Live poultry and breeder flocks       $56,293      $39,719
Processed poultry and meat products    44,488       22,969
Packaging supplies, parts and other    19,127       11,824
Feed, grain and eggs                    8,998        8,535
                                     --------      -------
Total inventories                    $128,906      $83,047
                                     ========      =======


3. Acquisition of Cuddy Farms, Inc. -USA Foods Division

On August 29, 1994, the Company acquired the turkey processing and production assets of Cuddy Farms, Inc. for $39.1 million in cash and 1,775,000 shares of common stock valued at $28.4 million. The acquisition was accounted for as a purchase, and, accordingly all acquired accounts and transactions of Cuddy Foods are included in the Company's consolidated financial statements subsequent to the acquisition. The transaction was recorded at fair market values of assets acquired and liabilities assumed as follows:

Dollars in thousands                    (Unaudited)

  Accounts receivable                      $14,758
  Inventories                               28,372
  Other current assets                          30
  Property, plant and equipment, net        35,753
  Other assets                               2,611
                                            ------
     Total assets acquired                  81,524

Cash paid (including costs of $1,030
  for professional fees)                   (40,130)
Issuance of common stock                   (28,400)
                                            ------

Total operating liabilities assumed        $12,994
                                            ======

The following table shows the pro forma results of the Company, as if Cuddy Farms, Inc. USA Foods Division had been acquired at the beginning of the respective fiscal periods presented. This information is presented only for comparative purposes and is not indicative of the results which may have occurred if the transaction had been consummated at the beginning of the periods presented.


        (Unaudited)
Dollars in thousands,                Thirty-Nine Weeks Ended
except earnings per share        April 1, 1995   April 2, 1994
                                 -------------   -------------

Net sales                             $708,017        $683,302
Net earnings                           $13,967          $9,546

Net earnings per common share            $0.78           $0.52

4. Long-term debt facility

The Company borrowed the $25 million variable rate term debt on August 29, 1994 to fund the acquisition mentioned above. The note is priced based on LIBOR plus 1.0% with repricing the first of each month. Monthly principal payments of $308,641 are due along with the interest payment, with the final payment in 2001. On March 31, 1995 this facility was refinanced at more favorable rates and terms. (See Note
9)

5. Common stock subject to repurchase

The common stock subject to repurchase arises because Cuddy Farms, Inc., WLR Foods, Inc. and Cuddy's lenders entered into an agreement that expires in August,1998 wherein WLR Foods could be required to purchase the shares held by Cuddy for $17,750,000 in cash, if Cuddy has a payment default under its credit facilities. The account on the balance sheet reflects the potential liability under the agreement.

6. Stock split

On February 28, 1995 the Board of Directors declared a three-for-two stock split to be effective in the form of a50% stock dividend payable on May 12, 1995 to shareholders of record on April 14, 1995. The split resulted in the issuance of an additional 6,016,000 shares of common stock. All numbers of common stock and per share data have been restated to reflect the stock split.

7. Dividend increase

On February 28, 1995 the Board of Directors declared an increase in the regular quarterly dividend to $.09 per share from $.08 per share. Future cash dividends will be adjusted to reflect the three-for-two stock split above.

8. Stock repurchase program

On February 28, 1995 the Board of Directors authorized the management of the company to repurchase up to $20 million of outstanding common stock. Purchases will be made in the open market, and financed through funds generated from operations or borrowed on established lines of credit. Through April 1, 1995, $4.6 million has been repurchased totalling 262,500 shares.

9. Bank refinancing

On March 31, 1995 the Company entered into a $135 million unsecured variable rate credit agreement with its lenders, consisting of a $110 million revolving credit facility and a $25 million term loan. This syndicated loan agreement replaces the previous $60 million unsecured revolving credit and term loan facility with its lenders, and provides for lower interest rates as well as greater financial and operating flexibility. The increased borrowing capacity will be used for added working capital and general corporate purposes, including common stock repurchases and potential acquisitions.

10. Subsequent events

On April 3, 1995 the Company's wholly owned subsidiary, Cassco Ice & Cold Storage, acquired the remaining 50% interest in a cold storage and distribution facility in Marshville, North Carolina, for $2.3 million in cash. The business is a refrigerated distribution center that operates as a public refrigerated warehouse, located on approximately 15 acres. The Company acquired its initial 50% interest in the facility as part of its purchase of Cuddy Farms, Inc. USA Foods Division and has now placed this business under Cassco's operations.

The Company elected to prepay the outstanding $17,750,000 of variable rate notes held by Staunton Farm Credit, ACA on April 3, 1995. The prepayment was at par with the funds provided by the new revolving credit facility at more favorable rates and terms. There was no prepayment penalty incurred as a result of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     WLR Foods, Inc.(the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

     On February 28, 1995, the Board of Directors announced a three-for-two stock split in the form of a 50% stock dividend, to be distributed on May 12, 1995. All share and per share amounts in this report reflect the effect of the split.

     On May 5, 1995, the Company paid a $0.06 dividend per common share to shareholders of record on April 14, 1995. This dividend reflects the effect of the 50% stock dividend, and is an increase of 12.5% over the previous dividend.

     WLR Foods, Inc. Board of Directors announced a Stock Repurchase Program on February 28, 1995. The Board authorized management to repurchase $20 million of the outstanding common stock at market prices. As of May 5, 1995, 483,750 shares have been repurchased for $8.1 million. Management intends to actively continue the Stock Repurchase Program.

     The table of Changes in Results of Operations shows dollar and percentage changes in the components of operating results for the thirteen weeks and thirty-nine weeks compared to the corresponding periods in fiscal 1994.

                            Thirteen Weeks       Thirty-nine Weeks
                                Ended                  Ended
Changes In Results of      04/01/1995  vs.       04/01/1995  vs.
Operations                    04/02/1994            04/02/1994

In millions except per
share data
                        $ Increase       %     $ Increase       %
                        (Decrease)     Change  (Decrease)      Change
Net sales                   $40.4        23.6%     $137.2       25.8%
Cost of sales                31.9        20.9       105.1       22.4
                           -------     -------     -------    -------
  Gross profit                8.5        45.9        32.1       50.1
Selling, general and
administrative expenses       7.3        47.3        21.0       46.0
                            ------     -------     -------    -------
  Operating profit            1.2        38.9        11.0       60.2

Interest expense              0.4        33.2         0.9       23.1
Other expense/(income),
net                          (0.4)     (174.7)        0.2       50.1
                           -------     -------     -------    -------
Earnings before
income taxes
and minority interest         1.2        56.7        10.0       66.2

Income tax expense and
minority interest             0.5        57.7         3.8       66.2
                           -------     -------     -------    -------
Net earnings                 $0.7        56.0%       $6.1       66.2%
                           =======     =======     =======    =======
Net earnings per common
share                       $0.03        37.5%      $0.30       53.6%
                           =======     =======     =======    =======

For the periods indicated this table sets forth selected information from the Company's Consolidated Statements of Earnings expressed as a percentage of sales.

                             Thirteen Weeks           Thirty-nine
                                 Ended                Weeks Ended

                        04/01/1995  04/02/1994  04/01/1995 04/02/1994
Operations as a
Percentage of Net Sales

Net sales                   100.0%      100.0%      100.0%     100.0%

Cost of sales                87.2        89.2        85.6       88.0
                           -------     -------     -------    -------
  Gross margin               12.8        10.8        14.4       12.0

Selling, general and
administrative expenses      10.7         9.0        10.0        8.6
                           -------     -------     -------    -------
  Operating margin            2.1         1.8         4.4        3.4

Interest expense              0.8         0.7         0.7        0.7
Other expense/(income),
net                          (0.3)       (0.1)        0.0       (0.1)
                           -------     -------     -------    -------
Earnings before income
taxes and minority            1.6         1.2         3.7        2.8
interest

Income tax expense and
minority interest             0.6         0.5         1.4        1.1
                           -------     -------     -------    -------
Net earnings                  1.0%        0.8%        2.3%       1.7%
                           =======     =======     =======    =======


Results of Operations

     Net sales increased $40.4 million or 23.6%, to $211.5 million for the thirteen weeks ended April 1, 1995, compared to $171.1 million for the same period ended April 2, 1994. The increase was the result of a 16.2% increase in total pounds sold. Chicken pounds sold increased 1.3%, while turkey sales pounds were up 45.6% over the same period last year, with nearly all the increase generated by the acquisition of the USA Food Division of Cuddy Farms, Inc.(North Carolina Operation). Although average quoted commodity prices for whole chickens were down nearly 7.8% compared to the same quarter last year, the average realized selling price for chicken products offset most of this decrease. Average quoted commodity prices for whole turkeys were down 3.2% for the thirteen weeks ended April 1, 1995 compared to the thirteen weeks ended April 2, 1994.

     For the thirty-nine week period ended April 1, 1995, net sales were up $137.2 million, to $669.6 million, a 25.8% increase over net sales for the same period last year while total pounds sold increased 16.9%. The change in volumes sold is reflective of a 4.0% increase in chicken pounds sold and a 37.3% rise in turkey pounds sold. The significant rise in turkey volume sold is largely the result of the August 29, 1994 acquisition of the North Carolina Operation. Average quoted commodity prices for whole chickens were down 6.2% for the thirty-nine week period, with average realized prices per pound more than offsetting this decrease. Average realized prices for chicken reflect improved export demand for darkmeat products and a strengthened customer base over last year. The average quoted commodity price for turkey was the same on a year-to-date comparison with the same period last year.

   Currently, there are abundant supplies of competing meats, which may impact future market prices of chicken and turkey. Management anticipates the remainder of calendar 1995 will demonstrate seasonal strengthening of commodity prices.

     Cost of sales for the thirteen weeks ended April 1, 1995, increased $31.9 million or 20.9% to $184.4 million over the same period last year. The increase was the result of higher volumes sold, which was somewhat offset by a 12% decline in feed costs. Corn prices are somewhat higher than the fall of 1994 harvest low, soybean prices have moved lower through the quarter, as the impact of the record South American soybean harvest is realized in the market. At the present time, the Company does not have any forward priced grain purchase commitments. Management believes there are adequate supplies of grain, and as spring planting progresses, favorable price trends may result. For the thirty-nine weeks ended April 1, 1995, cost of sales increased $105.1 million or 22.4% over the same period in fiscal 1994. This increase is the result of higher volumes sold offset by a 9.0% decrease in feed costs.

     Disease in birds is a risk when raising poultry, but the Company uses strict biosecurity measures throughout its operations to minimize the risk. Currently, management is not aware of any serious poultry disease out-breaks in the areas where the Company grows poultry.

     On a period-to-period comparison for the thirteen weeks, gross profit increased $8.5 million to $27.0 million. The gross profit margin increased to 12.8% for thirteen week period ended April 1, 1995, compared to 10.8% for same period last year. For the thirty-nine weeks ended April 1, 1995 gross profit increased $32.1 million to $96.1 million or 50.0% over last year's $64.1 million. The Company's operations continue to improve, as added efficiencies are achieved in the processing operations. Throughout the operation, management continues to look for ways to lower costs and improve efficiencies which will improve the returns to shareholders.

     Selling, general and administrative expenses were up $7.3 million to $22.6 million for the thirteen weeks ended April 1, 1995, compared to $15.4 million for the same period last year. Higher volumes sold and the inclusion of the North Carolina Operation are factors contributing to the higher costs. Selling expenses were up $4.1 million due to higher volumes sold, advertising and marketing increased $0.7 million and delivery was up $2.5 million. For the thirteen weeks selling, general and administrative costs were 10.7% of net sales up 1.7% compared to 9.0% from the thirteen weeks ended April 2, 1994.

     For the thirty-nine weeks ended April 1, 1995, selling, general and administrative expenses increased $21.0 million including $14.7 million in added costs resulting from the addition of the North Carolina Operation. The remaining $6.3 million includes a $1.6 million increase in general and administrative expenses including increased incentive pay accruals due to higher profits. Selling costs rose $0.6 million due to higher volumes sold. Marketing and advertising costs were up $0.9 million compared to last year as the Company actively worked at targeting its markets and supporting its brand in the marketplace. Delivery costs increased $3.4 million as export sales increased and higher volumes sold domestically. For the thirty-nine weeks ended April 1, 1995, selling, general and administrative costs were 10.0% compared to 8.6% for the same period last year. Excluding the defense costs, year-to-date selling, general and administrative expenses averaged 9.8% of net sales for fiscal 1995.

     Operating income increased $1.2 million for the thirteen week period or 38.9% due to the higher gross margin, although the increase was somewhat offset by the higher selling, general and administrative costs. For the thirty-nine weeks ended April 1, 1995, the operating profit was up $11.0 million, an increase of 60.2%. Operating margins were 2.1% and 4.4%, respectively for the thirteen and thirty-nine weeks ended April 1, 1995 compared to 1.9% and 3.4% for the same periods last year. The North Carolina Operation continues to contribute to the operating margins of the Company.

     Interest was $0.4 million higher on a thirteen week comparison, and $0.9 million higher on a thirty-nine week comparison. Higher interest rates and increased borrowing because of higher inventory levels generated the higher expense. During the thirteen week period the Company's other income increased $0.4 million over the same period last year. For the thirty-nine weeks other income decreased $0.2 million.

     Income tax expense increased $0.5 million for the thirteen weeks and $3.8 million for the thirty-nine weeks ended April 1, 1995 over the comparable periods last year. The increase is the result of higher profits. The effective tax rate was 38.5% for all periods presented.

     Net income rose $0.7 million, or 56.0%, to $2.0 million for the thirteen weeks, and $6.1 million or 66.2% for thirty-nine weeks ended April 1, 1995, compared to the same periods last year. Earnings per share were up $0.03 or 37.5% for the thirteen weeks, and $0.30 or 53.6% for the thirty-nine weeks ended April 1, 1995.



Financial Condition

     The Company closed the third quarter of fiscal 1995 with a strong balance sheet. Working capital remained strong at $95.7 million while the current ratio was 2.0 to 1. Total assets were $366.3 million. Total debt including the common stock subject to repurchase was $112.0 million. Total debt-to-total capitalization was 39.0% as of April 1, 1995. The book value per common share was $10.67, based on $174.8 million of equity plus the $17.8 million of common stock subject to repurchase, and the shares outstanding of 18,048,821.

Capital Resources

     On March 31, 1995 the Company executed a new $135 million bank credit facility comprised of three notes. First is a $100 million three-year, unsecured, variable rate revolving syndicated note placed with a group of banks. The new note is larger and is priced more favorable than the one it replaced. Second is a syndicated, unsecured $25 million, variable rate, seven-year term note with more favorable rates than the $25 million term loan it replaces. A one-year unsecured $10 million revolving note makes up the final portion of the Company's new debt facility. This facility allow the Company future operating flexibility and adequate borrowing capacity to meet capital expenditures, common stock repurchases, and other capital needs.

     On April 3, 1995, the Company elected to prepay its variable rate term loan with a balance of $17,750,000 plus accrued interest. The note was redeemed at par value, with no penalty. The transaction was funded from the new bank revolver at lower interest rates.

     Management is currently negotiating with its other lenders on the fixed rate term notes. Market conditions are favorable to loosening covenants and gaining additional flexibility to match the recently negotiated syndicated bank facility.


      As of April 1, 1995 total capital spending was $12.1 million. The majority of the fiscal 1995 capital spending has been for normal replacement and enhancement projects to the Company's equipment and facilities. Spending at the recently acquired North Carolina Operation to date was $1.8 million. Depreciation expense is $18.3 million with amortization of intangibles at $0.4 million on a year-to-date basis.

     Capital spending was projected to be $23 million with additional lease financing of $3.7 million for fiscal 1995. The spending estimate has been reduced to $19 million for the fiscal year. The $4 million reduction is because of lower required spending in the North Carolina operation. There were no changes to the lease financing transactions. The depreciation and amortization expense projection is $24.5 million for the fiscal year.

     The preliminary capital budget for fiscal 1996 is expected to be $28 to $30 million, up significantly from the fiscal 1995 spending. The budget includes approximately $18 million for normal replacements and enhancements with approximately $6 million for the completion of projects already in progress. The remaining amounts are budgeted for projects to start in the third and fourth quarters of fiscal 1996, the specifics of which have yet to be decided.

     Management is not aware of any material environmental, legal or accounting issue or pronouncement that will materially impact the operations or financial position of the Company.

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits




          (b)  Form 8-K

               Reporting Date March 31, 1995. Item Reported - Item 5, Other Event, and Item 7, Exhibits. WLR Foods, Inc. reported on its financing transaction with First Union extending the Company's borrowing capacity to $135 million, its acquisition of the remaining 50% interest of Modern Cold Storage, and the resignation of Peter A.
W. Green from the Board of Directors and provided a copy of Mr. Green's resignation letter as an exhibit.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 11 day of May, 1995, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                              WLR FOODS, INC.


                              /s/ Delbert L. Seitz
                              Delbert L. Seitz, Chief Financial
                              Officer and duly authorized signator
                              for Registrant

                             EXHIBIT INDEX

Exhibit No.         Description

4.1                 Loan Agreement

4.2                 Credit Agreement

27                  Financial Data Schedule