Form 10-K
period 1995-07-01
WLR FOODS INC
filed 1995-09-29
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Fiscal year ended July 1, 1995
                                        OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to ___________

                   Commission File Number 0-17060
                          WLR FOODS, INC.
       (Exact name of registrant as specified in its charter)

             Virginia                            54-1295923
    (State or other jurisdiction of
     incorporation or organization)       (I.R.S. Employer Identification
                                           No.)

               P.O. Box 7000, Broadway, Virginia 22815
              (Address of principal executive offices)
           Registrant's telephone number, including area code
                             540-896-7000

Securities registered pursuant          Name of exchange on which required
to Section 12(b) of the Act:

         N/A                                            N/A

                       Common Stock - no par value
                            (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. (X)   Yes _____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of  this Form 10-K or  any amendment  to this Form 10-K.    X

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 22, 1995 was approximately $195,035,033. The number of shares outstanding of registrant's common stock, no par value, as of such date was 17,216,068 shares.

                      Documents Incorporated by Reference

Annual Report to Shareholders for fiscal year ended
July 1, 1995                                                     Part II

Proxy Statement for Annual Meeting of Shareholders to
be held October 28, 1995                                         Part III

                                PART I

Item 1.   BUSINESS.

General

     WLR Foods, Inc. (WLR Foods) is a fully-integrated poultry processing company involved in the production, further processing and marketing of turkey and chicken products, and the distribution of poultry and meat products. In addition, WLR manufactures ice for retail distribution and is a provider of public refrigerated warehousing services.

     WLR Foods markets more than 250 branded, as well as private label, commodity and value-added poultry and related products to selected retail, food service and institutional markets, primarily in the mid-Atlantic, northeastern, and southeastern regions of the United States and, to a lesser extent, the upper Midwest and California. WLR Foods exports to more than 40 countries, with particular customer strength in the Far East, the Caribbean and United States military installations.

     WLR Foods is a combination of three poultry companies, Wampler Foods, Inc., Horace W. Longacre, Inc. and Rockingham Poultry Marketing Cooperative Incorporated, all of which trace their beginnings to before 1945. The three companies combined in 1985 and 1988, and in 1992 were joined by Round Hill Foods, Inc. and its affiliates (Round
Hill) of New Oxford, Pennsylvania. Previously, WLR Foods' poultry operations were conducted through two wholly-owned subsidiaries,
Wampler-Longacre Chicken, Inc. and Wampler-Longacre Turkey, Inc. These subsidiaries, along with Round Hill, were merged on January 1, 1994 to form one subsidiary, Wampler-Longacre, Inc. (Wampler-Longacre). WLR Foods expanded its operations into North Carolina in September 1994 with the acquisition of Cuddy Farms, Inc.-USA Food Division of Marshville, North Carolina and its turkey processing, further processing, feedmill and distribution facilities. The Cuddy acquisition also provided WLR Foods with an additional cold storage facility.

     In April 1990, the Company expanded into the cold storage and ice manufacturing and distribution business with the acquisition of Cassco Ice & Cold Storage, Inc. (Cassco). In 1992, WLR Foods acquired all the Virginia ice business assets of Southern Ice Company, Inc., a Norfolk-based ice manufacturing and distribution company, and in 1993, the Company acquired the assets of two ice manufacturing and distribution companies located in the greater Washington, D.C. area and in Richmond, Virginia. WLR Foods acquired an additional cold storage facility as part of the Cuddy acquisition.

     The Company also owns 65% of May Supply Company, Inc., a wholesale distributor of plumbing supplies and equipment.

Poultry Production

     WLR Foods controls the breeding, hatching, grow-out and processing of its turkeys and chickens. For fiscal 1995, WLR Foods produced approximately 574 million pounds of dressed turkey and 545 million pounds of dressed chicken.

     WLR Foods purchases breeder stock turkey eggs which it hatches and places with growers who supply labor and housing to produce breeder flocks. These breeder flocks produce eggs that are taken to the company-owned turkey hatchery for incubation and hatching into poults, providing approximately 50% of the Company's poult supply. The balance of the Company's poults are purchased from outside sources. In its chicken operations, WLR Foods purchases breeder flock chicks and places them with growers who supply labor and housing to raise the birds. The birds are then moved to breeder farms where they begin providing eggs, which are in turn transported to company-owned hatcheries. Once hatched, day-old poults and chicks are inspected and vaccinated against common poultry diseases. In total, WLR Foods contracts with 149 breeder growers who grow most of WLR Foods' turkey, and all of WLR Foods' chicken, breeder flocks.

     After hatching and vaccination, poults and chicks are transported to one of WLR Foods' approximately 820 contract growers located in Virginia, West Virginia, Pennsylvania, Maryland, North Carolina and South Carolina who supply labor and housing to raise the turkeys and chickens to maturity. WLR Foods supplies feed primarily from company-owned feed mills and provides grower support through WLR Foods' technicians and veterinarians.

     Grow-out and breeder farms provide WLR Foods with more than 54 million square feet of growing facilities. These farms typically are grower-owned and operate under contract with WLR Foods, providing facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 90% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

     An important factor in the grow-out of poultry is the rate at which poultry converts feed into body weight. The Company purchases its primary feed ingredients on the open market. These ingredients consist primarily of corn and soybean meal and represent approximately 65% of WLR Foods' total cost to grow turkeys and chickens and approximately 32% of its cost of sales for fiscal 1995. Because the quality and composition of feed is critical to the feed conversion rate, WLR Foods formulates and produces a majority of its own feed at one of its four feed mills. WLR Foods has an annual feed manufacturing capacity in excess of 1.8 million tons and anticipates no difficulty in meeting the Company's feed requirements in the future.

     Once the turkeys and chickens reach processing weight, they are transported in WLR Foods' trucks to one of its seven poultry processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys and chickens for sale or preparation for
further processing.   WLR Foods further processes bulk
poultry in its processing plants and in three additional further processing plants by adding value beyond deboning and skinning, such as slicing, grinding, marinating, spicing and cooking to produce delicatessen products, frankfurters, meat salads, ground turkey and chicken, and food service products.

Distribution, Public Refrigerated Warehousing, Ice and Other

     WLR Foods' distribution business, with its warehousing and transportation equipment, includes fresh poultry, beef, and other meat products purchased from third parties for resale, and is conducted within a radius of approximately 75 miles of WLR Foods' further processing facility in Franconia, Pennsylvania. In fiscal 1995, Cassco sold 23 million eight-pound equivalent bags of retail ice, making it one of the largest ice manufacturers in the mid-Atlantic region. In addition, Cassco operates public refrigerated warehouses at five locations. WLR Foods' protein conversion plants convert the nonedible by-products of its poultry processing plants into feed ingredients, with the balance sold to pet food manufacturers.

     The following table sets out sales revenues from WLR Foods' products for the last three fiscal years.

                           Fiscal 1995     Fiscal 1994      Fiscal 1993
                           -----------     -----------      -----------
                                      (Dollars in Millions)

Chicken, fresh and frozen   $300.8           $287.5           $238.2
Turkey, fresh and frozen     218.0            171.4            123.7
Further processed            248.8            152.1            147.7
Distribution                  86.1             82.4             80.0
Other                         55.1             33.9             27.1
                            ------           ------           ------
Total Net Sales             $908.8           $727.3           $616.7
                            ======           ======           ======
Competition

     Poultry production requires continuous growing and processing, with limited storage, making the poultry industry highly competitive. WLR Foods markets its products in competition with larger and smaller poultry companies on the basis of price, quality and service, with WLR Foods' greatest competition coming from four or five of the country's larger poultry producers and processors. The pricing of poultry products is so competitive that any company with a cost advantage is in a favorable competitive position. Seasonal increases in production and customer buying patterns contribute to fluctuations in prices which are controlled more by supply and demand than by cost of production. WLR Foods primarily markets its products in the highly competitive northeastern, mid-Atlantic and southeastern sections of the United States.

     In June 1995 WLR Foods was ranked as the tenth largest in poultry processing/further processing according to Meat & Poultry Magazine. WLR Foods was the second largest American turkey producer according to
Turkey  World magazine's December 1994 issue.   WLR

Foods was cited as the sixteenth largest chicken producer in the December 1994 issue of Broiler Industry magazine.

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

Trademarks and Patents

     Wampler-Longacre markets its products under the trademarks WAMPLER LONGACRE and design, TRIM FREE and chicken in heart design, MOUNTAIN MAID, SALADFEST, TENDERLINGS and TURKEY WITH A TWIST, all of which are federally registered trademarks. Wampler-Longacre also markets under the trademarks CHEF'S QUALITY and CHEF'S SELECT, which have pending federal applications. Following the acquisition of Cuddy Foods, Wampler-Longacre obtained the right to market products under the CUDDY FAMILY FARMS, COLONY FARMS, FARMERS CHOICE, TOP ROUND OF TURKEY, and DELI ROAST COLLECTION marks. Wampler-Longacre markets its export and foreign military sales under the COLONEL ROCKINGHAM design and ROCKINGHAM trademarks. Products are also sold under the GENUINE SHENVALLEY VIRGINIA POULTRY mark.

     Cassco distributes its products under the federally registered trademark CASSCO.

     Wampler-Longacre holds a patent for pasteurized salads.

Government Contracts

     WLR Foods' government contracts are a small segment of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product is delivered, within a one- to two-month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had approximately $0.9 million of governmental contracts outstanding as of July 1, 1995, the same as at July 2, 1994.

Foreign Sales

     WLR Foods' foreign sales constituted approximately 8% of its total annual sales in fiscal 1995, compared to 7% for fiscal year 1994 and 6% for fiscal year 1993. Wampler-Longacre has a full-time staffed foreign sales office which coordinates foreign sales efforts on behalf of WLR Foods. Foreign sales originate from that office and use independent brokers as needed. Sales are made in over 40 countries.

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

     Delivery of the Company's products are generally made by truck. WLR Foods maintains a fleet of refrigerated trucks and uses them, along with refrigerated common carrier and customer-owned vehicles, to deliver its products. Export products are loaded in refrigerated containers and shipped overseas.

Raw Materials

     WLR  Foods' largest  cost is for  basic feed  ingredients, namely
corn  and soybean meal.   Feed costs represented  approximately 32% of
the Company's total cost of sales in fiscal year ended July 1, 1995.

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

Environmental and Other Regulatory Compliance

     WLR Foods' facilities and operations are subject to the regulatory jurisdiction of various federal agencies, including the Food and Drug Administration, Department of Agriculture, Environmental Protection Agency, Occupational Safety and Health Administration, and of corresponding state agencies in Virginia, West Virginia, North Carolina and Pennsylvania. All environmental permits, such as air, water and solid waste disposal permits, are issued by appropriate state agencies.

     A total of seven environmental permits are held by Wampler-Longacre's Virginia facilities, all of which were issued by the
Virginia  Department  of Environmental  Quality.    The Hinton  turkey
processing facility holds an air permit which regulates certain combustion equipment and a water permit which regulates the treatment of process wastewater. The Harrisonburg turkey processing facility holds a water permit requiring pretreatment of its process wastewater to meet certain effluent standards before discharging into the regional sewer system. Wampler-Longacre's Timberville chicken processing and rendering facility holds a water permit which regulates the discharge of process wastewater and an air permit which regulates the operation of its protein conversion facility, as well as certain combustion equipment. The chicken processing facility in Alma/Stanley holds one water permit which regulates the discharge of process wastewater.

Finally, the Broadway feedmill holds an air permit which
was issued primarily for the control and abatement of dust. In addition to the seven environmental permits held by Wampler-Longacre, WLR Foods holds a Virginia Pollution Abatement permit which allows Wampler-Longacre's Virginia facilities to apply to land in Virginia certain wastewater biosolids generated by the facilities' wastewater treatment systems.

     In West Virginia, Wampler-Longacre's Moorefield facilities hold four environmental permits, all of which were issued by the West Virginia Department of Commerce, Labor & Environmental Resources. The chicken processing and rendering facility holds a water permit which regulates the discharge of process wastewater, an air permit which regulates the operation of the company's protein conversion facility, and a sludge management permit regulating the land application in West Virginia of certain wastewater biosolids generated at the Moorefield facilities wastewater treatment works. The Moorefield feedmill holds one air permit which was issued primarily for the control and abatement of dust.

     Wampler-Longacre's North Carolina facilities hold a total of ten environmental permits, all of which were issued by the North Carolina Department of Environment, Health & Natural Resources. The Monroe turkey processing plant holds three permits: an industrial wastewater discharge permit which requires process wastewater to be pretreated prior to discharge to a regional sewer system, a stormwater permit which regulates stormwater discharges, and an air permit which regulates boiler emissions. The Marshville turkey processing plant and Charlotte turkey processing plant each hold an industrial wastewater discharge permit and stormwater permit which are similar to the counterpart permits held by the Monroe facility. In addition, the Marshville facility holds a stormwater permit which regulates cooling water and boiler blowdown discharges. Finally, the Wingate feedmill holds a stormwater permit which regulates stormwater discharges and an air permit which regulates emissions from boilers, bagfilters, and related equipment.

     Pennsylvania facilities owned by Wampler-Longacre hold a total of six environmental permits. The Franconia turkey processing plant holds five permits: two water permits for the treatment of process wastewater, two air permits to regulate operation of certain combustion and incineration equipment, and one municipal solid waste disposal permit for the disposal of incinerator ash. The New Oxford turkey processing facility holds one air permit which regulates combustion equipment. All of the Pennsylvania permits were issued by the Pennsylvania Department of Environmental Resources.

     In addition to the foregoing environmental permits, and where not otherwise addressed above, all facilities have taken steps to ensure compliance with stormwater regulations. Where applicable, facilities have applied for the necessary group, individual or general storm water permit in accordance with state and federal guidelines. Further, each facility has registered aboveground and underground storage tanks in accordance with relevant state and federal regulations.

     Management believes that all facilities and operations are currently in compliance with environmental and regulatory standards. Compliance has not had a materially adverse effect upon WLR Foods' earnings or competitive position in the past, and it is not anticipated to have a materially adverse effect in the future.

Employees

     WLR Foods employed over 9,000 persons as of July 1, 1995, none of whom were covered by a collective bargaining agreement.


Item  2.  PROPERTIES.

     WLR Foods' seven poultry processing facilities and three further processing plants are located in Virginia, West Virginia, Pennsylvania and North Carolina, and have a total slaughter capacity of approximately 650,000 turkeys per week (single shift) and 3.1 million chickens per week (double shift). WLR Foods owns and operates four feed mills with a production capacity in excess of 1.8 million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 335,000 poults per week and two chicken hatcheries with a production capacity of approximately 3.2 million chicks per week; freezer and cold storage for finished products with approximately 5.2 million cubic feet of capacity; and two protein conversion plants with a total production capacity of 4,500 tons of raw product weekly. The diversity, number and geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities, as market conditions change.

     Cassco operates public refrigerated facilities at five locations with approximately 9.2 million cubic feet. These facilities are located close to major food processors in Virginia, West Virginia and North Carolina. Cassco also operates seven ice manufacturing facilities in Virginia, West Virginia and Washington, D.C. with a capacity of approximately 1,000 tons per day.

     From fiscal 1988 through the end of fiscal 1995, WLR Foods has spent over $169 million (excluding capital leases) for replacement and productivity improvements, acquisitions and expansion of facilities, and protein conversion plant construction. WLR Foods owns virtually all of its manufacturing and production equipment which is in good repair and is updated periodically. Replacement parts and service for the equipment are readily available, which allows for timely processing of the Company's products.

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

     In response, on February 25, 1994, Tyson, joined later by Tyson's WLR Acquisition Corp., filed counterclaims against the Company and all its directors, except Peter A.W. Green, seeking, among other things, to invalidate the Company's Shareholder Protection Rights Plan and certain severance agreements, and a declaratory judgment that the Virginia Affiliated Transactions Statute, the Virginia Control Share Acquisitions Statute and other Virginia statutes, facially and as applied, are unconstitutional under the United States Constitution. Tyson also sought a declaratory judgment that four of the Company's directors who resigned as employees of the Company in February 1994 were not disinterested shareholders, and, therefore, were ineligible to vote their shares at a Special Meeting of the Shareholders held on May 21, 1994, and that the Company's directors breached their fiduciary duties in taking certain actions described in Tyson's counterclaims.

     The United States District Court entered final judgment on December 6, 1994, upholding the legality of the directors' actions and the validity of Virginia's corporate laws relied upon by WLR and its directors. Tyson appealed to the United States Court of Appeals for the Fourth Circuit. On September 22, 1995, a three-judge panel of the Fourth Circuit Court of Appeals ruled unanimously in favor of WLR and its directors on all issues. Finding that Tyson's arguments lacked merit, the Fourth Circuit affirmed the judgment of the United States District Court.

          Wampler-Longacre, Inc., is a named third-party defendant in United States v. Keystone Sanitation Co., Inc., et al., United States District Court for the Middle District of Pennsylvania, Civil Action
No. 1:CV-93-1482.  In general, the  third-party plaintiffs are seeking to hold  Wampler-Longacre jointly  and severally liable  under federal and state laws for the costs of cleaning up hazardous wastes at the Keystone Sanitation Co., Inc. ("Keystone") municipal landfill located in Union Township, Adams County,  Pennsylvania.  The Keystone landfill is on the federal government's National Priorities List of sites eligible for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Section 9601 et seq.
(also  known  as  the  federal  Superfund  law).    Wampler-Longacre's
predecessor, Round Hill Foods, Inc., used the Keystone landfill from 1974 to 1990.

     At this time there are approximately 165 parties named in the civil action who are potentially liable for the cleanup costs. In addition, a fourth party action may be filed in the coming months which will add an additional 700 to 900 parties.

     In CERCLA actions, although liable parties are jointly and severally liable for the cleanup costs, in practice a liable party's contribution toward the cleanup costs is generally based on the party's waste allocation. Waste allocation is determined based on the amount of waste a party contributed to a site in proportion to all of
the  other named  parties.   At  this  time, Wampler-

Longacre's  waste allocation is 1.02898%.   This waste allocation
percentage presupposes the unlikely event that all of the waste generated by the Company's predecessor was actually disposed of by Keystone Sanitation Company, Inc. in the Keystone landfill and not
in any  of the  other nearby landfills.    This waste  allocation
percentage, moreover, does not account for 50-60% of the overall waste in the landfill that was contributed by potential fourth-party
defendants.    Thus, Wampler-Longacre's waste allocation is expected to
decrease significantly once these fourth-parties are brought into this civil action.

     Wampler-Longacre denies liability. As a food processor, only non-hazardous trash has been deposited at the landfill by Wampler-Longacre. Nevertheless, if Wampler-Longacre is held liable, its liability could reach $206,000. However, current settlement negotiations are underway which would make third-party defendants, including WLR Foods, responsible solely for a portion of the cleanup costs. If this settlement is reached, and provided that Wampler-Longacre's waste allocation does not change significantly, Wampler-Longacre's liability is expected to be approximately $50,000. Of course, numerous factors could cause Wampler-Longacre's exposure to increase or decrease. Nonetheless, a reasonable estimate of Wampler-Longacre's exposure in this matter is in the range set forth above.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended July 1, 1995.


Executive Officers of the Registrant

  The following information is given regarding WLR Foods' executive officers.
______________________________________________________________________________
Name and Position                                  Principal Occupation
with the Company                      Age          During the Last Five Years
______________________________________________________________________________
James L. Keeler                        60          Chief Executive Officer since February 1988
President
Chief Executive Officer

James L. Mason<F1>                     46          General Manager and President of Wampler-Longacre
General Manager of                                 Turkey since April 1990
Wampler-Longacre

V. Eugene Misner                       58          Vice President of Live Production since January 1994;
Vice President of                                  previously, General Manager and President of Wampler-Longacre
Wampler-Longacre                                   Chicken since April 1990




Delbert L. Seitz                       53          Chief Financial Officer since November 1989;
Treasurer, Chief
Financial Officer

John J. Broaddus                       45          General Manager of Cassco since April 1990;
General Manager of Cassco

Henry L. Holler                        66          Vice President Sales and Marketing since October
Vice President                                     1993; previously, Vice President of Sales for
Sales and Marketing                                Wampler-Longacre Chicken

Jane T. Brookshire                     50          Vice President of Human Resources since October
Vice President                                     1993; previously, Director of Human Resources for
Human Resources                                    WLR Foods
________________

<F1>        James L. Mason is the son of Herman D. Mason, who is Vice Chairman of the Company's Board.

                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.

     Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market System as of March 7, 1989. The range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years is incorporated by reference to Note 12 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit
13.3. As of September 1, 1995, the approximate number of shareholders of record was 3,514.


Item 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each of the fiscal years in the eight-year period ended July 1, 1995 is incorporated by reference to the table entitled "Financial Highlights" in the Annual Report, attached hereto as Exhibit 13.1. A summary of significant accounting policies and business acquisitions and dispositions is incorporated by reference to Notes 1 and 2 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.3.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is incorporated by reference to that section in the Annual Report, attached hereto as Exhibit 13.2.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item, except for the required financial statement schedules, is incorporated by reference to the Consolidated Financial Statements and Notes thereto into the Annual Report, attached hereto as Exhibit 13.3. The required financial statement schedule are included on page 19 of this report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during WLR Foods' two most recent fiscal years or any subsequent interim period.


                               PART III

Items 10 - 13 inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in October 1996, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  Financial Statements, Schedules and Exhibits

Financial Statements                                                  Location


Consolidated Statements of Earnings - Fiscal years ended            Exhibit 13.3
July 1, 1995, July 2, 1994 and July 3, 1993

Consolidated Balance Sheets - July 1, 1995 and July 2, 1994         Exhibit 13.3

Consolidated Statements of Shareholders' Equity - Fiscal years      Exhibit 13.3
ended July 1, 1995, July 2, 1994 and July 3, 1993

Consolidated Statements of Cash Flows - Fiscal years ended          Exhibit 13.3
July 1, 1995, July 2, 1994 and July 3, 1993

Notes to Consolidated Financial Statements - Fiscal years           Exhibit 13.3
ended July 1, 1995, July 2, 1994 and July 3, 1993

Financial Statement Schedules

Independent Auditors' Report on Financial Statement Schedule        Page 18


Schedule II - Valuation and Qualifying Accounts                     Page 19

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1995 that ended on July 1, 1995.

(c)  Exhibits

      3.1 Articles   of  Incorporation  of  the  Registrant,  restated
          effective May 30, 1995

      3.2 Bylaws of the Registrant, as amended on October 29, 1995

      4.1 Specimen  Stock  Certificate  incorporated  by  reference to
          Exhibit 4 of Form 10-K filed with the Securities and Exchange Commission on September 27, 1991

      4.2 Note Agreement dated May 1, 1991 with Minnesota Mutual Life Insurance Company, Inc. and others, incorporated by reference to Exhibit 4.4 of Form 10-K filed with the Securities and Exchange Commission on September 27, 1991

      4.3 First  Amendment,  dated  October 16,  1992,   to  the  Note
          Agreement dated May 1, 1991 with Minnesota Mutual Life Insurance Company, Inc.

      4.4 Agreement of the Company, dated September 27, 1995, to furnish a copy of the Second Amendment, dated June 1, 1995, to the Note Agreement dated May 1, 1991 with Minnesota Mutual Life Insurance Company, Inc. to the Securities and Exchange Commission upon its request

      4.5 Shareholder Protection Rights Agreement, dated as of February 4, 1994, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the Form of Certificate of Designation and Terms of the Participating Preferred Stock incorporated by reference to
          Exhibit 1 of Form 8-A filed with the Securities and Exchange Commission on September 30, 1993

      4.6 Loan Agreement dated March 1, 1995 with First Union National Bank, incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Securities and Exchange Commission on May 11, 1995

      4.7 Credit Agreement dated March 1, 1995 with First Union National Bank of Virginia and others incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Securities and Exchange Commission on May 11, 1995

      4.8 Amendment, dated as of July 1, 1995, to the Credit Agreement dated March 1, 1995 with First Union National Bank of Virginia and others

      4.9 Agreement of the Company, dated September 27, 1995, to furnish a copy of the Note Agreement dated June 1, 1995 with respect to the issuance of certain long-term debt to the Securities and Exchange Commission upon its request

      9   Voting Trust Agreement dated August 29, 1994 incorporated by
          reference  to   Exhibit 9.1  of  Form 8-K  filed   with  the
          Securities and Exchange Commission on September 13, 1994

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

     10.3 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 28 of Post-Effective Amendment Number One to Form S-8 (No. 33-27037) filed with the Securities and Exchange Commission on November 18, 1992

     10.4 Amendment to Employment Agreement dated February 4, 1994 between the Registrant and James L. Keeler incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 15, 1994

     10.5 Amendment to Deferred Compensation Agreement dated February 4, 1994 between the Registrant and James L. Keeler incorporated by reference to exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on February 15, 1994

     10.6 Severance Agreement dated February 4, 1994 between the Registrant and James L. Keeler incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.7 Severance Agreement dated February 4, 1994 between the Registrant and Delbert L. Seitz incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.8 Severance Agreement dated February 4, 1994 between the Registrant and James L. Mason incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.9 Severance Agreement dated February 4, 1994 between the Registrant and John J. Broaddus incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.10 Severance Agreement dated February 4, 1994 between the Registrant and V. Eugene Misner incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.11 Deferred Compensation Agreement dated February 4, 1994 between the Registrant and Charles W. Wampler, Jr. incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.12 Deferred Compensation Agreement dated February 4, 1994 between the Registrant and Herman D. Mason incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.13 Deferred Compensation Agreement dated February 4, 1994 between the Registrant and George E. Bryan incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     10.14 Deferred Compensation Agreement dated February 4, 1994 between the Registrant and William D. Wampler incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994

     13.1 Financial Highlights, from the Registrant's Annual Report to Shareholders for the fiscal year ended July 1, 1995

     13.2 Management's   and  Discussion   and   Analysis,  from   the
          Registrant's Annual Report to Shareholders for the fiscal year ended July 1, 1995

     13.3 Consolidated Financial Statements and Notes to Consolidated Financial Statements, from the Registrant's Annual Report to Shareholders for the fiscal year ended July 1, 1995

     13.4 Independent  Auditors'  Report  on   Consolidated  Financial
          Statements,   from  the   Registrant's   Annual  Report   to
          Shareholders for the fiscal year ended July 1, 1995

     21   List of Subsidiaries of the Registrant

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

                              WLR Foods, Inc.



                              By:__/s/ James L. Keeler_______________
                              Its President & Chief Executive Officer

                              Date: September 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              ____/s/ James L. Keeler______________
                                   President & Chief Executive Officer

                              Date: September 27, 1995


                              ___/s/ Delbert L. Seitz_______________
                                   Chief Financial Officer

                              Date: September 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 29, 1993.


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


___/s/ James L. Keeler________          Director
     James L. Keeler


______________________________          Director
     Herman D. Mason*


______________________________          Director
     Charles W. Wampler, Jr.*


______________________________          Director
     William D. Wampler*



*By __/S/ Delbert L. Seitz_____________
     Delbert L. Seitz, attorney-in-fact

             INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE






     The Board of Directors and Shareholders
     WLR Foods, Inc.:

     Under date of August 16, 1995, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended July 1, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                KPMG PEAT MARWICK LLP



     Richmond, Virginia
     August 16, 1995

                                                         WLR FOODS, INC.
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                FOR FISCAL YEARS ENDED JULY 1, 1995, JULY 2, 1994 AND JULY 3, 1993
                                                          (in thousands)
Description                                            Balance at           Charged to       Charged to     Balance at
                                                       beginning            cost and         other          end of
                                                       of period            expenses         accounts       period
----------------------------------------------------------------------------------------------------------------------
Fiscal year ended July 1, 1995
Allowance for Doubtful Accounts                          $360                    $686           $433           $613
                                                         ----                    ----           ----           ----
Total                                                    $360                    $686           $433           $613
                                                         ====                    ====           ====           ====
Fiscal year ended July 2, 1994
Allowance for Doubtful Accounts                          $363                    $156           $159           $360
                                                         ----                    ----           ----           ----
Total                                                    $363                    $156           $159           $360
                                                         ====                    ====           ====           ====
Fiscal year ended July 3, 1993
Allowance for Doubtful Accounts                          $372                      $4            $13           $363
                                                         ----                    ----           ----           ----
Total                                                    $372                      $4            $13           $363
                                                         ====                    ====           ====           ====































































































                                          20

