Form 10-Q
period 1995-09-30
WLR FOODS INC
filed 1995-11-13
CIK 760775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION   13  OR  15(d)  OF  THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

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

                            (540) 896-7001
         (Registrant's telephone number, including area code)

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at November 8, 1995 was 17,583,835 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                   WLR FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)                                      Thirteen Weeks Ended
In thousands, except per share data             September 30, October 1,
                                                    1995        1994
Net sales                                         $250,798    $210,285
Cost of sales                                      215,811     178,176
                                                   -------     -------

   Gross profit                                     34,987      32,109
Selling, general and administrative expenses        26,040      20,286
                                                   -------     -------
   Operating income                                  8,947      11,823
Other expense:
   Interest expense                                  2,085       1,330
   Miscellaneous expense (income)                     (141)       (112)
                                                   -------     -------
   Other expense                                     1,944       1,218
                                                   -------     -------
Earnings before income taxes and minority interest   7,003      10,605
Income tax expense                                   2,691       4,083
Minority interest in net earnings of
  consolidated subsidiary                               16          14
                                                   -------     -------
NET EARNINGS                                        $4,296      $6,508
                                                    ======      ======
NET EARNINGS PER COMMON SHARE                        $0.25        $0.38

AVERAGE COMMON SHARES OUTSTANDING                   17,235      17,160

DIVIDENDS DECLARED PER COMMON SHARE                  $0.06       $0.05

See accompanying Notes to Consolidated Financial Statements.

                  WLR FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

In thousands
                                                 September  July 1,
                                                    30,      1995
                                                   1995
ASSETS                                          (unaudited)
Current assets
   Cash and cash equivalents                          $383      $706
   Accounts receivable, less allowance for
   doubtful accounts of $613 and $613.              70,455    63,194
   Inventories (Note 2)                            126,135   125,849
   Other current assets                              1,533     3,183
                                                  --------  --------
    Total current assets                           198,506   192,932

Investments                                            926       949
Property, plant and equipment, net                 186,881   174,163
Other assets                                         5,619     4,481
                                                  --------  --------
TOTAL ASSETS                                      $391,932  $372,525
                                                  ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable to banks                           $7,300         -
   Current maturities of long-term debt              8,053     8,028
   Excess checks over bank balances                 15,023     3,948
   Trade accounts payable                           31,016    28,021
   Accrued expenses                                 18,336    22,036
   Federal and state income taxes                    2,228         -
   Deferred income taxes                             9,424     9,299
   Other current liabilities                         1,033     1,038
                                                  --------  --------
    Total current liabilities                       92,413    72,370

Long-term debt, excluding current maturities        97,259   106,481
Deferred income taxes                               10,080     8,730
Minority interest in consolidated subsidiary           543       527
Other liabilities and deferred credits               3,324     3,323

Common stock subject to repurchase                  17,750    17,750

Shareholders' equity :
   Common stock, no par value. Outstanding
     17,605 and 17,298                              60,761    56,782
   Additional paid-in capital                        2,992     3,014
   Retained earnings                               106,810   103,548
                                                  --------- --------
    Total shareholders' equity                     170,563   163,344
                                                  --------- --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $391,932  $372,525
                                                  ========  ========

See accompanying Notes to Consolidated Financial Statements.

                  WLR FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                     Thirteen Weeks Ended
Dollars in thousands                           September 30  October 1,
                                                    1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                       $4,296    $6,508
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
Depreciation and amortization                       6,631     5,611
Gain on sale of property, plant and equipment         (26)       (1)
Deferred income taxes                                 125       899
Other, net                                            102       172
Change in operating assets and liabilities: (net of
  acquired assets)
   (Increase) decrease in accounts receivable      (7,106)      446
   (Increase) decrease in inventories               2,578    (4,569)
   Decrease in other current assets                 1,817       733
   Increase (decrease) in accounts payable          2,327       (90)
   Increase (decrease) in accrued expenses and
     other                                         (1,471)    1,505
                                                   ------    ------
Net cash provided by operating activities           9,273    11,214

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment         (5,856)   (3,715)
Cash used in acquisition, (including costs)       (10,535)  (43,921)
Proceeds from sales of property, plant and
  equipment                                            46         9
(Investments in) disposals of other assets             63       (68)
Minority interest in net earnings of
  consolidated subsidiary                              16        14
                                                  --------  --------
Net cash used in investing activities             (16,266)  (47,681)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt               (9,197)     (205)
Proceeds from long-term debt                            -    25,000
Notes payable to banks (net of principal payments)  7,300    11,300
Increase in checks drawn not presented             11,075     1,312
Issuance of common stock                              259        87
Repurchase of common stock                         (1,733)        -
Dividends paid                                     (1,034)     (881)
                                                   -------    -----
Net cash provided by financing activities           6,670    36,613
                                                   -------   ------
Increase (decrease) in cash and cash equivalents     (323)      146

Cash and cash equivalents at beginning of
  fiscal year                                         706       771
                                                    -----     -----
Cash and cash equivalents at end of period           $383      $917
                                                     ====      ====
Supplemental cash flow information:
Cash paid (refunded) for :
   Interest                                        $1,140      $530
   Income taxes                                    (1,494)      498

The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions:
The Company issued 411,216 shares of common stock valued at $5.4 million, for the acquisition of New Hope Feeds, Inc. on September 29, 1995. (Note 3)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries

1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances have been eliminated in consolidation. The consolidated balance sheet as of September 30, 1995, and the consolidated statements of earnings and cash flows for the thirteen weeks ended September 30, 1995 and October 1, 1994 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended July 1, 1995. In both, the accounting policies and principles used are consistant in all material respects. Certain fiscal 1995 amounts have been reclassified to conform with fiscal 1996 presentations.

2. Inventories

A summary of inventories at September 30, 1995 and July 1, 1995 follows:

                                               (unaudited)
Dollars in thousands                           September 30,  July 1,
                                                  1995        1995

Live poultry and breeder flocks                $58,523        $54,487
Processed poultry and meat products             36,683         41,262
Packaging supplies, parts and other             19,761         19,704
Feed, grain and eggs                            11,168         10,396
                                              --------       --------
Total inventories                             $126,135       $125,849
                                              ========       ========

3. Acquisition of New Hope Feeds, Inc. and an affiliated company.

On September 29, 1995, the Company acquired the chicken processing and production assets of New Hope Feeds, Inc. and an affiliated company for $10.5 million in cash and 411,216 shares of common stock valued at $5.4 million. The acquisition was accounted for as a purchase, and, accordingly, the assets of New Hope Feeds are included in the

Company's consolidated financial statements as of the acquisition date. The purchase price is subject to post-closing audit adjustments. The transaction was recorded at the fair value of assets acquired and liabilities assumed as follows:

Dollars in thousands
                                  (unaudited)
Inventories                         $2,864
Other current assets                   283
Property, plant and equipment       13,552
Other assets                         1,279
                                    ------
Total assets acquired               17,978

Cash paid ( including costs)        10,535
Issuance of common stock             5,425
                                    ------
Total liabilities assumed           $2,018
                                    ======
Due to the immaterial size of the New Hope Feeds, Inc. historical operation, relative to WLR Foods historical results, proforma comparisons are not provided.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

WLR Foods, Inc. (the Company)is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina. On September 29, 1995, the Company acquired assets of New Hope Feeds, Inc. and an affiliated company for $10.5 million in cash and 411,216 shares of stock valued at $5.4 million. The purchase agreement provided for the issuance of additional shares of stock if required by a post closing audit. The acquisition has been accounted for as a purchase, and therefore, is reflected in the consolidated financial statements of the Company as of the date of the acquisition.

The Board has authorized management to repurchase up to $30 million of the Company's common stock. Through October 1995, the Company has repurchased 1.2 million shares for $18.4 million and management anticipates continuing the program through the fiscal year, as market conditions allow.

On September 22, 1995, a three judge panel of the United States Court of Appeals for the Fourth Circuit unanimously upheld the ruling of the United States District Court in favor of WLR Foods, on Tyson Foods' challenge to Virginia's anti-take over statutes. Tyson Foods has until December 23, 1995, to appeal the ruling to the United States Supreme Court.

Results of Operations

The table of Changes in Results of Operations shows dollars and percentage changes in the components of operating results over the past thirteen weeks compared to the corresponding period in fiscal 1995.

Changes in Results of Operations       Thirteen Weeks Ended
                                  Sept. 30, 1995 vs. Oct. 1, 1994
     In millions, except earnings       $ Increase     %Change
       per share                        (Decrease)

Net sales                               $40.5          19.3%
Cost of sales                            37.6          21.1
                                        -----          ----
     Gross profit                         2.9           9.0
Selling, general and administrative
     expenses                             5.8          28.4
                                        -----          ----
     Operating profit                    (2.9)        (24.3)
Other expense, net                         .7          59.6
Earnings before income taxes and        -----          ----
  minority interest                      (3.6)        (34.0)
Income tax expense and minority
  interest                               (1.4)        (33.9)
                                        -----          ----
Net earnings                            ($2.2)        (34.0)
                                        =====          ====
Net earnings per common share          ($0.13)        (34.2)
                                        =====          ====
     For the periods indicated, the following table sets forth selected information from the Company's Consolidated Statements of Earnings expressed as a percentage of sales.

Operations as a Percentage of           Thirteen Weeks Ended
       Net Sales                  Sept. 30, 1995 vs. Oct. 1, 1994

     Net sales                          100.0%         100.0%
     Cost of sales                       86.0           84.7
                                        -----          -----
     Gross profit                        14.0           15.3
     Selling, general and
     administrative expenses             10.4            9.6
                                        -----          -----
     Operating profit                     3.6            5.7
     Other expense, net                    .8             .6
     Earnings before income taxes and   -----          -----
     minority interest                    2.8            5.1
     Income tax expense and minority
     interest                             1.1            2.0
                                        -----          -----
     Net Earnings                         1.7%           3.1%
                                        =====          =====

Results of operations

Net sales increased $40.5 million or 19.3% due to higher volumes sold. Sales volumes were up 15.6% reflecting the incremental sales generated from the North Carolina turkey operation this year compared to last year. Export sales increased 26% over the same period last year. Chicken sales were up 7%, with volumes up 2% and average quoted commodity prices up 9% over the same period last year. Turkey sales were up 27%, due to volume increases of over 33%. Average quoted commodity whole turkey prices were up 2%, while boneless skinless breast meat was up 16% and boneless skinless thighmeat was down 20% compared to the same period last year. Lower prices for the thighmeat and other dark meat products impacted the overall performance of the turkey division for the quarter.

Cost of sales increased $37.6 million, largely due to higher volumes sold. In September 1995, management announced the elimination of the second shift at the Marshville, North Carolina turkey processing plant. The production level will remain unchanged,while the facility will operate with one less shift, generating anticipated pre-tax annual savings of $3.2 million. Grain prices averaged 3.6% higher than the same period last year, with the full impact of the higher grain costs expected in the second and third quarters of fiscal 1996. Currently, grain prices are nearly 40% higher than for the same period last year. At the present time, the Company does not have any commitments to purchase grain at fixed prices beyond normal terms and there are currently no hedging contracts outstanding.

Gross profits increased $2.9 million but the percent of gross profit decreased to 14% compared to 15.3% last year. Gross margin was impacted by disease in the North Carolina turkey operation, which decreased the number and weight of turkeys slaughtered. Management estimates the disease decreased gross margin by approximately $3.1 million in the current quarter, with an additional decrease of $2.5 million expected in the second quarter of this fiscal year.

The Company adopted bio-security measures and management practices, which together with a new drug just made available, should help better avoid or control the North Carolina disease.

Selling, general and administrative expenses increased $5.8 million due to higher sales volumes and increased delivery and selling costs. The growth in export sales volumes over the same period last year increased delivery costs. Additionally, costs of the North Carolina operation were included for the full quarter this year compared to only 5 weeks for last year. With additional foodservice sales, promotional costs increased. Selling expenses increased $3.1 million, while delivery costs were up $2.6 million. Advertising costs increased $0.4 million as the Company continues to support its overall marketing plan. Total administrative costs were down $0.3 million, however, excluding $1.0 million in hostile defense take-over costs from last year, administrative costs were up $0.7 million as a result of the August 1994 acquisition of the North Carolina turkey division.

The Company has adopted a new approach to logistics to better utilize the refrigeration, warehousing and transportation resources. With a new management position in place, Vice

President of Corporate Logistics, programs and policies are being developed with goals of saving the Company $2 to $3 million per year.

Operating profits were down $2.9 million due to higher incremental selling and delivery costs along with lower gross margin levels.

Other expense, primarily interest, was up $0.7 million, due to higher levels of borrowing for the North Carolina turkey acquisition and repurchase of the Company's common stock.

Net income decreased $2.2 million. Strong performances in chicken and the Cassco operations were not enough to offset the losses generated in the turkey operation.

Financial Condition and Liquidity

WLR Foods closed the first quarter of fiscal 1996 with a strong balance sheet. Working capital was $106.1 million, down from $120.6 million at July 1, 1995, due to changes in borrowing levels between short-term and long-term facilities. The current ratio remains strong at 2.1-to-1. Total assets increased to $391.9 million, reflecting the New Hope Feeds acquisition. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 43.3%. The Company's book value per common share was $10.70 as of September 30, 1995.

Capital Resources

Management expects the current $110 million revolving credit facilities will be adequate to meet operational needs, stock repurchases, debt service, dividends and acquisitions for the foreseeable future. As of September 30, 1995, the Company has $60.7 million available on revolving credit facilities.

Capital spending for fiscal 1996 is projected at $30 million, including approximately $5 million for a new hatchery at the Goldsboro chicken complex. Normal replacements and upgrades of equipment and facilities are expected to remain at $23 million, with the remaining $2 million committed for information system upgrades and enhancements. Plans are moving ahead with the construction of a Cassco ice manufacturing facility in Richmond, Virginia. Management is currently evaluating off-balance sheet leasing options for up to $5 million of expenditures during fiscal 1996. Depreciation and amortization are projected at $27 million, including the added depreciation from the Goldsboro chicken operation.

Capital spending for the first quarter was $5.9 million, all of which was for normal replacements and upgrades of existing equipment and facilities. Depreciation expense was $6.6 million, along with $0.2 million in amortization expense for the quarter.

The Board of Directors declared a $0.06 per share dividend payable on November 3, 1995 to shareholders of record as of October 13, 1995.

                      PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 28, 1995 at 10:00 a.m. in Bridgewater, Virginia. The voting results were as follows:

______________________________________________________________________

                                         Votes
                                                               Broker
Proposal                For    Against  Withheld Abstention Non-Votes

______________________________________________________________________

#1 Election of
Class B Directors
(to serve until 1998
Annual Meeting
of Shareholders)

Stephen W. Custer   13,266,440                      330,538
Calvin G. Germroth  13,249,987                      346,991
James L. Keeler     13,295,779                      301,199

#2 Ratification of
Appointment of
Independent
Auditor             13,429,909  105,525              65,544


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule


          (b)  Form 8-K

               Reporting Date September 29, 1995.  Item Reported -
Item 5, Other Events. WLR Foods, Inc. reported the purchase of the chicken processing and production assets of New Hope Feeds, Inc. and its affiliate of New Hope, North Carolina for a purchase price of $18 million.



               Reporting Date August 22, 1995.  Item Reported - Item
5, Other Events. WLR Foods, Inc. reported the signing of an agreement to acquire the chicken processing plant, live production assets and inventories of New Hope Feeds, Inc. and Economy Truck Leasing, Inc., both of New Hope, North Carolina.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 9th day of November, 1995, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                   WLR FOODS, INC.



                                   ___/s/ Delbert L. Seitz____________
                                   Delbert L. Seitz, Chief Financial
                                   Officer and duly authorized signator
                                   for Registrant

                             EXHIBIT INDEX

Exhibit No.         Description

27                  Financial Data Schedule