Form 10-Q
period 1995-12-30
WLR FOODS INC
filed 1996-02-09
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended December 30, 1995

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



Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at February 1, 1996 was 17,621,607 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   WLR FOODS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                                             Thirteen weeks ended
(unaudited)
In thousands, except per share data                                      Dec. 30, 1995      Dec. 31,1994
Net sales                                                                    $267,795         $247,840
Cost of sales                                                                 233,533          210,840
                                                                             --------         --------
   Gross profit                                                                34,262           37,000
Selling, general and administrative expenses                                   24,343           23,814
                                                                             --------         --------
   Operating income                                                             9,919           13,186
Other expense:
   Interest expense                                                             2,097            1,623
   Miscellaneous expense/(income), net                                            (62)             509
                                                                             --------         --------
     Other expense                                                              2,035            2,132
                                                                             --------         --------
Earnings before income taxes and minority interest                              7,884           11,054
Income tax expense                                                              3,036            4,256
Minority interest in net earnings of consolidated subsidiary                        5               13
                                                                             --------         --------
NET EARNINGS                                                                   $4,843           $6,785
                                                                               ======           ======
NET EARNINGS PER COMMON SHARE                                                   $0.28            $0.37

AVERAGE COMMON SHARES OUTSTANDING                                              17,591           18,300

DIVIDENDS DECLARED PER COMMON SHARE                                             $0.06            $0.06


See accompanying Notes to Consolidated Financial Statements.

                                   WLR FOODS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                                             Twenty-six weeks ended
(unaudited)
In thousands, except per share data                                       Dec. 30, 1995   Dec. 31, 1994
Net sales                                                                    $518,593        $458,125
Cost of sales                                                                 449,344         389,016
                                                                             --------        --------
   Gross profit                                                                69,249          69,109
Selling, general and administrative expenses                                   50,383          44,100
                                                                             --------        --------
   Operating income                                                            18,866          25,009
Other expense:
   Interest expense                                                             4,182           2,953
   Miscellaneous expense/(income), net                                           (203)            397
                                                                             --------        --------
     Other expense                                                              3,979           3,350
                                                                             --------        --------
Earnings before income taxes and minority interest                             14,887          21,659
Income tax expense                                                              5,727           8,339
Minority interest in net earnings of consolidated subsidiary                       21              27
                                                                             --------        --------
NET EARNINGS                                                                   $9,139         $13,293
                                                                               ======         =======
NET EARNINGS PER COMMON SHARE                                                   $0.52           $0.75

AVERAGE COMMON SHARES OUTSTANDING                                              17,413          17,730

DIVIDENDS DECLARED PER COMMON SHARE                                             $0.12           $0.11


See accompanying Notes to Consolidated Financial Statements.

                                   WLR FOODS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
Dollars in thousands                                                     (unaudited)
ASSETS                                                                   Dec. 30, 1995   July 1, 1995
Current Assets
   Cash and cash equivalents                                                 $    660       $    706
   Accounts receivable, less allowance for                                     66,019         63,194
   doubtful accounts of $615 and $613.
   Inventories (Note 2)                                                       126,320        125,849
   Other current assets                                                         1,904          3,183
                                                                             --------       --------
Total current assets                                                          194,903        192,932

Investments                                                                     1,313            949
Property, plant and equipment, net                                            183,413        174,163
Other assets                                                                    5,592          4,481
                                                                             --------       --------
TOTAL ASSETS                                                                 $385,221       $372,525
                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                                                    $  2,750       $      -
   Current maturities of long-term debt                                         8,054          8,028
   Excess checks over bank balances                                            12,778          3,948
   Trade accounts payable                                                      35,770         28,021
   Accrued expenses                                                            16,778         22,036
   Deferred income taxes                                                        9,315          9,299
   Other current liabilities                                                    1,054          1,038
                                                                             --------       --------
Total current liabilities                                                      86,499         72,370

Long-term debt, excluding current maturities                                   93,907        106,481
Deferred income taxes                                                           9,527          8,730
Minority interest in consolidated subsidiary                                      548            527
Other liabilities and deferred credits                                          3,381          3,323
                                                                             --------       --------
Total liabilities                                                             193,862        191,431

Common stock subject to repurchase                                             17,750         17,750

Shareholders' equity:
   Common stock, no par value. Authorized 100,000,000 shares;
     issued and outstanding 17,563,803 and 17,297,671 shares.                  60,058         56,782
   Additional paid-in capital                                                   2,972          3,014
   Retained earnings                                                          110,579        103,548
                                                                             --------       --------
Total shareholders' equity                                                    173,609        163,344
                                                                             --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $385,221       $372,525
                                                                             ========       ========

See accompanying Notes to Consolidated Financial Statements.

                                    WLR FOODS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                                                  Twenty-six weeks ended
Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:                                      Dec. 30, 1995      Dec.31,1994
Net earnings                                                                  $  9,139          $13,293
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                 13,776           12,006
  Gain on sale of property, plant and equipment                                     (2)             (32)
  Deferred income taxes                                                           (242)           3,397
  Other, net                                                                       299              454
    Change in operating assets and liabilities: (net of
    acquired assets)
    (Increase) decrease in accounts receivable                                  (2,670)          10,386
    (Increase) decrease in inventories                                           2,393           (2,262)
    (Increase) decrease in other current assets                                  1,446           (2,398)
    Increase (decrease) in accounts payable                                      7,079           (2,464)
    Decrease in accrued expenses and other                                      (5,466)          (2,105)
                                                                               -------          -------
Net Cash Provided by Operating Activities                                       25,752           30,275

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                     (10,415)          (7,072)
Net cash used in acquisition, (including costs)                                (10,563)         (40,130)
Proceeds from sales of property, plant and equipment                               252               84
Investments in other assets                                                        158               57

Minority interest in net earnings of consolidated subsidiary                        21               28
                                                                               -------          -------
Net Cash Used in Investing Activities                                          (20,547)         (47,033)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt                                           (12,548)          (1,135)
Proceeds from long-term debt                                                         -           25,000
Notes payable to banks (net of principal payments)                               2,750           (4,400)
Increase (decrease) in excess checks                                             8,830             (938)
Issuance of common stock                                                           629              211
Repurchase of common stock                                                      (2,820)               -
Dividends paid                                                                  (2,092)          (1,857)
                                                                               -------          -------
Net Cash Provided by (Used in) Financing Activities                             (5,251)          16,881
                                                                               -------          -------
Increase (decrease) in Cash and Cash Equivalents                                   (46)             123

Cash and Cash Equivalents at Beginning of Fiscal Year                              706              771
                                                                               -------          -------
Cash and Cash Equivalents at End of Period                                    $    660          $   894
                                                                               =======          =======
Supplemental cash flow information:
Cash paid for:
   Interest                                                                   $  4,042          $ 2,702
   Income taxes                                                                  2,401            7,119

The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions:
The Company issued 411,216 shares of common stock valued at $5.4 million for the acquisition of New Hope Feeds, Inc. on September 29, 1995. (Note 3)


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries

1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances have been eliminated in consolidation. The consolidated balance sheet as of December 30, 1995, the consolidated statements of earnings for the thirteen week and twenty-six week periods ended December 30, 1995 and December 31, 1994, and the consolidated statements of cash flows for the twenty-six weeks ended December 30, 1995 and December 31, 1994 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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

2. Inventories

A summary of inventories at December 30, 1995 and July 1, 1995 follows:

                                      (unaudited)
Dollars in thousands                 Dec. 30, 1995       July 1, 1995

Live poultry and breeder flocks         $ 64,199            $54,487
Processed poultry and meat products       29,623             41,262
Packaging supplies, parts and other       19,987             19,704
Feed, grain and eggs                      12,511             10,396
                                        --------           --------
Total inventories                       $126,320           $125,849
                                        ========           ========

3. Acquisition of New Hope Feeds, Inc. and an affiliated company.

On September 29, 1995, the Company acquired the chicken processing and production assets of New Hope Feeds, Inc. and an affiliated company for $10.5 million in cash and 411,216 shares of common stock valued at $5.4 million. The acquisition was accounted for as a purchase and, accordingly, the assets of New Hope Feeds are included in the Company's consolidated financial statements as of the acquisition date. The transaction was recorded at the fair value of assets acquired and liabilities assumed as follows:

Dollars in thousands

Inventories                             $  2,864
Other current assets                         283
Property, plant & equipment               12,900
Other assets                               1,932
                                         -------
Total assets acquired                     17,979

Cash paid (including costs)               10,563
Issuance of common stock                   5,425
                                         -------
Total liabilities assumed               $  1,991
                                         =======

Due to the immaterial size of New Hope Feeds, Inc., relative to WLR Foods historical results, proforma comparisons are not provided.

Subsequent to the end of the quarter, WLR Foods issued 45,720 additional shares of common stock for the final settlement of the New Hope acquisition.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

General

WLR Foods, Inc. (the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Effective October 9, 1995 the Company eliminated the second shift of production at the Marshville, North Carolina turkey processing plant. This move eliminated approximately 350 jobs, although a formal layoff was not necessary. Normal attrition of employees allowed the company to adjust the workforce to the lower level of staffing. Management expects the annual savings to be approximately $4.0 million before taxes from the lower staffing and increased efficiencies at the Marshville turkey processing plant.

Subsequent to the close of the second quarter WLR Foods issued 45,720 shares of common stock to finalize the acquisition of New Hope Feeds, Inc. and a related company. The total shares issued for the purchase were 456,936 valued at $6.03 million in addition to $10.5 million in cash paid including costs related to the purchase.

The Company's stock repurchase program, started in February 1995, remained in effect through the quarter. Through January 31, 1996, the Company repurchased a total of 1.3 million shares for $19.2 million and management anticipates continuing the program through the fiscal year, as market conditions allow.

On December 21, 1995, Tyson Foods, Inc. filed a petition with the United States Supreme Court, requesting an appeal of the September 22, 1995 lower court ruling. The petition is a continuation of Tyson Foods attempt to gain control of WLR Foods through a hostile takeover attempt. It is anticipated the Supreme Court will grant or deny the petition's request by summer 1996.

The following tables of Changes in Results of Operations show dollars and percentage changes in the components of operating results over the past thirteen weeks (quarter) and twenty-six weeks (year-to-date) compared to the corresponding period in fiscal 1995.

Changes in Results of Operations           Thirteen-weeks ended
                                       Dec. 30, 95 vs. Dec. 31, 94
In millions, except earnings            $ Increase    % Change
  per share                             (Decrease)

Net sales                               $20.0           8.1%
Cost of sales                            22.7          10.8
                                        -----          ----
     Gross profit                        (2.7)         (7.4)
Selling, general and
  administrative expenses                 0.6           2.2
                                        -----          ----
     Operating profit                    (3.3)        (24.8)
Interest expense                          0.5          29.2
Other income (expense), net              (0.6)       (112.2)
Earnings before income taxes and        -----          ----
  minority interest                      (3.2)        (28.7)
Income tax expense and minority
  interest                               (1.3)        (28.8)
                                        -----          ----
Net earnings                            ($1.9)        (28.6)
                                        =====          ====
Net earnings per common share          ($0.09)        (24.3)
                                        =====          ====

Changes in Results of Operations        Twenty six-weeks ended
                                   Dec. 30, 95 vs. Dec. 31, 94
In millions, except earnings            $ Increase    % Change
  per share                             (Decrease)

Net sales                               $60.5          13.2%
Cost of sales                            60.3          15.5
                                        -----          ----
     Gross profit                          .2            .2
Selling, general and
  administrative expenses                 6.3          14.2
                                        -----          ----
     Operating profit                    (6.1)        (24.6)
Interest expense                          1.2          41.6
Other income (expense), net              (0.5)       (151.1)
Earnings before income taxes and        -----          ----
  minority interest                      (6.8)        (31.3)
Income tax expense and minority
  interest                               (2.6)        (31.3)
                                        -----          ----
Net earnings                            ($4.2)        (31.2)
                                        =====          ====
Net earnings per common share          ($0.23)        (30.7)
                                        =====          ====

     For the periods indicated, the following tables set forth selected information from the Company's Consolidated Statements of Earnings expressed as a percentage of net sales.

Operations as a                         Thirteen-weeks ended
Percentage of Net Sales            Dec. 30, 95 vs. Dec. 31, 94

Net sales                               100.0%         100.0%
Cost of sales                            87.2           85.1
                                        -----          -----
     Gross profit                        12.8           14.9
Selling, general and
  administrative expenses                 9.1            9.6
                                        -----          -----
     Operating profit                     3.7            5.3
Interest expense                          0.8            0.7
Other (income)/expense                     -             0.2
Earnings before income taxes and        -----          -----
  minority interest                       2.9            4.4
Income tax expense and minority
  interest                                1.1            1.7
                                        -----          -----
Net Earnings                              1.8%           2.7%
                                        =====          =====


Operations as a                         Twenty-six-weeks ended
Percentage of Net Sales            Dec. 30, 95 vs. Dec. 31, 94

Net sales                               100.0%         100.0%
Cost of sales                            86.6           84.9
                                        -----          -----
     Gross profit                        13.4           15.1
Selling, general and
  administrative expenses                 9.7            9.6
                                        -----          -----
     Operating profit                     3.7            5.5
Interest expense                          0.8            0.7
Other (income)/expense                     -             0.1
Earnings before income taxes and        -----          -----
  minority interest                       2.9            4.7
Income tax expense and
  minority interest                       1.1            1.8
                                        -----          -----
Net Earnings                              1.8%           2.9%
                                        =====          =====



Results of Operations

     Net sales increased $20.0 million for the thirteen weeks ended December 30, 1995, due to increased volumes sold and somewhat higher prices. Sales volumes increased nearly 17% in chicken and 1% in turkey. The significant increase in chicken sales volume is mainly the result of the acquisition of the Goldsboro, N.C. complex, while the turkey sales growth was slowed by reduced flock sizes due to disease in the North Carolina turkey operation. Average quoted commodity prices for whole chicken and turkey were up 17.5% and 7.5%, respectively, offset somewhat by lower dark turkey meat prices.

     For the twenty-six weeks, net sales increased $60.5 million due to increased volumes sold and higher prices. Sales volumes increased 13.8% for turkey and 10.2% for chicken, mainly the result of acquisitions of the turkey and chicken operations in North Carolina in August 1994 and late September 1995, respectively. Average quoted commodity prices were higher on a year-to-date comparison for chicken and turkey with the exception of dark turkey meat products. Average quoted chicken prices were 13.3% higher while average quoted turkey prices were 4.7% higher than the same period last year.

     Cost of sales was up $22.7 million for the quarter, the result of higher volumes sold, higher feed costs and the impact of disease in the North Carolina turkey operation. Feed costs on a quarter-to-quarter comparison were up $10 million. Corn prices averaged 44% higher than second quarter last year, while soybean meal increased 20.4% for the same period.

     On a year-to-date basis, cost of sales was up $60.3 million, due to higher volumes sold and increased feed costs. Disease in the turkey operation in North Carolina also contributed to the increase for the period. The Company adopted bio-security measures and management practices, which together with a new drug made available in the fall, should help better avoid or control the North Carolina disease next year. Since the disease is triggered by heat, the remainder of the current fiscal year is not expected to be impacted by the effects of the disease.

     Gross profit decreased $2.7 million for the thirteen weeks due to higher costs, which were somewhat offset by higher volumes sold and increased selling prices. Disease and feed were the most significant costs that impacted the quarter. The impact of disease in the second quarter was approximately $3.1 million.

     On a year-to date basis, gross profit rose $0.2 million compared to the same period last year. Higher sales volumes and prices were offset by higher feed costs and the impact of disease in North Carolina turkey flocks. The change to a single shift at the Marshville turkey processing plant in October, had a slightly favorable effect in the second quarter this year. The annual savings are projected at approximately $4 million before taxes.

     Selling, general and administrative expenses increased $0.6 million for the quarter, due to higher sales volumes and increased delivery and selling costs. The growth in export sales volumes over the same period last year, along with higher volumes of domestic sales increased delivery costs. Lower profits reduced discretionary bonus accruals thereby reducing administrative costs. The Goldsboro chicken production was assimilated into sales and delivery operations with nominal increases to selling, general and administrative costs. This will be the normal operating status of the Goldsboro division.

     For the twenty-six weeks, selling, general and administrative expenses were up $6.3 million over last year. Higher volumes sold, particularly to export customers resulted in increased delivery costs. Additionally, costs of the North Carolina turkey operation were included for the full twenty-six weeks this year compared to twenty-one weeks last year. This year, additional sales volumes of further processed products increased promotional costs.

     Operating profits were down $3.3 million for the thirteen weeks, due mainly to lower gross margin levels and somewhat higher incremental selling and delivery costs. For the twenty-six weeks, operating profits dropped $6.1 million, mainly a result of higher selling and administrative costs.

     Interest expense was up $0.5 million for the thirteen weeks, due to higher levels of borrowing for acquisitions and the repurchase of the Company's common stock. Miscellaneous income was up $0.6 million, mainly the result lower bad debt charges in the current period compared to last year.

     For the twenty-six-week period, interest expense is up $1.2 million, a result of higher levels borrowed. Other income increased $0.5 million due to lower bad debt charges than the same period last year.

     Net income decreased $1.9 million for the thirteen weeks compared to the same period last year. For the twenty-six weeks, net income was down $4.2 million. For both comparisons, feed costs and disease impacted the overall performance of the company by reducing the gross margin. Strong performances in chicken and the Cassco operations helped offset somewhat higher costs in other areas of the business.

     Looking forward to the remainder of fiscal 1996, the Company anticipates the highest feed costs since the early-to-mid 1980's. The higher feed costs are expected to increase operation costs by approximately $20 million in the third quarter. Additionally, in January, a severe snow storm and flooding in the mid Atlantic region impacted live performance of flocks and production operations, the impact of which will be seen in the third quarter.

Financial Condition and Liquidity

     WLR Foods closed the second quarter of fiscal 1996 with a strong balance sheet. Working capital was $108.4 million, compared to $120.6 million at July 1, 1995. The current ratio remains strong at 2.3-to-1. Total assets were $385.2 million, reflecting the New Hope Feeds acquisition. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 41.4%. The Company's book value per common share was $10.90 as of December 30, 1995.


Capital Resources

     Management expects the current $110 million revolving credit facilities will be adequate to meet operational needs, stock repurchases, debt service, dividends and acquisitions for the foreseeable future. As of December 30, 1995, the Company has $67.3 million available on revolving credit facilities.

     Capital spending for the twenty-six weeks was $10.4 million, of which $10.1 million was for normal replacements and upgrades of existing equipment and facilities. The remaining spending was for land purchased for the Richmond ice manufacturing facility. Depreciation expense was $13.8 million, along with $0.4 million in amortization expense of intangibles.

     Capital spending for fiscal 1996 is projected at $30 million, including approximately $5 million for a new hatchery at the Goldsboro division chicken complex. Normal replacements and upgrades of equipment and facilities are expected to remain at $23 million, with the remaining $2 million committed for information system upgrades and enhancements. Plans are moving ahead with the construction of a Cassco ice manufacturing facility in Richmond, Virginia. Management is currently evaluating off-balance sheet leasing options for up to $5 million of expenditures during fiscal 1996. Depreciation and amortization projections remain at $27 million for the year, including the added depreciation from the Goldsboro division.

     The Board of Directors declared a $0.06 per share dividend payable on February 2, 1996 to shareholders of record as of January 12, 1996.

Other

     WLR will adopt FASB Statement No. 123 Accounting for Stock-Based Compensation no later than Fiscal 1997. This requirement is for disclosure purposes and will not have an impact on the Company s results of operations or financial position.

     The Company s financial position has not materially changed since the fiscal year end.

                      PART III  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits

               Exhibit 27 Financial Data Schedule

          (b)  Form 8-K

               Reporting Date December 21, 1995. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported the filing by Tyson Foods, Inc. of a Petition for Writ of Certiorari with the United States Supreme Court, requesting an appeal of the September 22, 1995 decision of the Fourth United States Circuit Court of Appeals in favor of WLR Foods, Inc. and its directors, in the Company's litigation with Tyson Foods.

                               SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WLR FOODS, INC.

Date: 2/9/96_____________        By:/s/ James L Keeler__________________
                                 Its President & Chief Executive Officer


Date: 2/9/96_____________        /s/ Daniel R Detamore-Hunsberger_______
                                 Assistant Treasurer

                             EXHIBIT INDEX

Exhibit No.         Description

27             Financial Data Schedule