Form 10-Q
period 1996-03-30
WLR FOODS INC
filed 1996-05-13
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 30, 1996

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



Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at May 1, 1996 was 17,651,388 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                         WLR FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Thirteen Weeks Ended
(unaudited)
In thousands, except per share data                             March 30, 1996 April 1, 1995
                                                                -------------- -------------
Net sales                                                            $216,263      $211,469
Cost of sales                                                         203,543       184,442
                                                                     --------      --------
   Gross profit                                                        12,720        27,027
Selling, general and administrative expenses                           21,994        22,624
                                                                     --------      --------
   Operating income (loss)                                             (9,274)        4,403
Other expense:
   Interest expense                                                     2,271         1,695
   Miscellaneous income                                                   (65)         (618)
                                                                     --------      --------
     Other expense                                                      2,206         1,077
                                                                     --------      --------
Earnings (loss) before income taxes and minority interest             (11,480)        3,326
Income tax expense (benefit)                                           (4,419)        1,280
Minority interest in net earnings of consolidated subsidiary                1            13
                                                                     --------      --------
NET EARNINGS (LOSS)                                                   ($7,062)       $2,033
                                                                     ========      ========
NET EARNINGS (LOSS) PER COMMON SHARE                                   ($0.40)        $0.11

AVERAGE COMMON SHARES OUTSTANDING                                      17,625        18,238

DIVIDENDS DECLARED PER COMMON SHARE                                      0.06          0.06


See accompanying Notes to Consolidated Financial Statements.


                                   WLR FOODS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Thirty-nine Weeks Ended
      (unaudited)
      In thousands, except per share data                          March 30, 1996 April 1, 1995
                                                                   -------------- --------------
      Net sales                                                         $734,856       $669,594
      Cost of sales                                                      652,887        573,458
                                                                        --------       --------
         Gross profit                                                     81,969         96,136
      Selling, general and administrative expenses                        72,377         66,724
                                                                        --------       --------
         Operating income                                                  9,592         29,412
      Other expense:
         Interest expense                                                  6,453          4,648
         Miscellaneous income                                               (268)          (221)
                                                                        --------       --------
           Other expense                                                   6,185          4,427
                                                                        --------       --------
      Earnings before income taxes and minority interest                   3,407         24,985
      Income tax expense                                                   1,308          9,619
      Minority interest in net earnings of consolidated subsidiary            22             40
                                                                        --------       --------
      NET EARNINGS                                                        $2,077        $15,326
                                                                        ========       ========
      NET EARNINGS PER COMMON SHARE                                        $0.12          $0.86

      AVERAGE COMMON SHARES OUTSTANDING                                   17,483         17,900

      DIVIDENDS DECLARED PER COMMON SHARE                                  $0.18          $0.17


      See accompanying Notes to Consolidated Financial Statements.


                                   WLR FOODS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
      Dollars in thousands

                                                                      (unaudited)
                                                                     March 30, 1995 July 1, 1995
                                                                      -------------  -----------
      ASSETS
      Current Assets
         Cash and cash equivalents                                            $336         $706
         Accounts receivable, less allowance for
         doubtful accounts of $616 and $613.                                59,961       63,194
         Inventories (Note 2)                                              166,328      125,849
         Other current assets                                                6,689        3,183
                                                                          --------     --------
      Total current assets                                                 233,314      192,932

      Investments                                                              745          949
      Property, plant and equipment, net                                   182,037      174,163
      Other assets                                                           6,133        4,481
                                                                          --------     --------
      TOTAL ASSETS                                                        $422,229     $372,525
                                                                          ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities
         Notes payable to banks                                             $3,150      $     -
         Current maturities of long-term debt                                8,027        8,028
         Excess checks over bank balances                                   16,240        3,948
         Trade accounts payable                                             32,464       28,021
         Accrued expenses                                                   18,837       22,036
         Deferred income taxes                                               9,259        9,299
         Other current liabilities                                           1,059        1,038
                                                                          --------     --------
      Total current liabilities                                             89,036       72,370

      Long-term debt, excluding current maturities                         135,590      106,481
      Deferred income taxes                                                  9,527        8,730
      Minority interest in consolidated subsidiary                             543          527
      Other liabilities and deferred credits                                 3,346        3,323
                                                                          --------     --------
      Total liabilities                                                    238,042      191,431

      Common stock subject to repurchase                                    17,750       17,750

      Shareholders' equity :
         Common stock, no par value. Authorized 100,000,000 shares;
           issued and outstanding 17,642,356 and 17,297,671 shares.         61,009       56,782
         Additional paid-in capital                                          2,972        3,014
         Retained earnings                                                 102,456      103,548
                                                                          --------     --------
      Total shareholders' equity                                           166,437      163,344
                                                                          --------     --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $422,229     $372,525
                                                                          ========     ========

      See accompanying Notes to Consolidated Financial Statements.



                                    WLR FOODS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


      (unaudited)                                                      Thirty-nine Weeks Ended
      Dollars in thousands

      CASH FLOWS FROM OPERATING ACTIVITIES:                          March 30, 1996  April 1, 1995
                                                                     --------------  -------------
      Net earnings                                                          $2,077        $15,326
      Adjustments to reconcile net earnings to net cash provided by
         (used in) operating activities:
        Depreciation and amortization                                       20,915         18,295
        Gain on sale of property, plant and equipment                         (108)          (143)
        Deferred income taxes                                                 (298)         3,397
        Other, net                                                             335            214
        Change in operating assets and liabilities:
            (net of acquired assets)
          Decrease in accounts receivable                                    3,388         10,775
          Increase in inventories                                          (37,615)       (17,487)
          Increase in other current assets                                  (3,339)        (3,269)
          Increase (decrease) in accounts payable                            3,773         (3,913)
          Increase (decrease) in accrued expenses and other                 (3,493)           740
                                                                         ---------       --------
      Net Cash Provided by (Used in) Operating Activities                  (14,365)        23,935

      CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant and equipment                           (16,619)       (12,136)
      Net cash used in acquisitions, (including costs)                     (10,563)       (40,130)
      Proceeds from sales of property, plant and equipment                     784          1,544
      (Investments in) dispositions of other assets                            819            (13)
      Minority interest in net earnings of consolidated subsidiary              16             36
                                                                          --------       --------
      Net Cash Used in Investing Activities                                (25,563)       (50,699)

      CASH FLOWS FROM FINANCING ACTIVITIES:

      Principal payments on long-term debt                                 (13,892)        (2,870)
      Proceeds from long-term debt                                          43,000         25,000
      Notes payable to banks (net of principal payments)                     3,150         10,300
      Increase  in excess checks                                            12,292          1,150
      Issuance of common stock                                                 977            325
      Repurchase of common stock                                            (2,821)        (4,607)
      Dividends paid                                                        (3,148)        (2,833)
                                                                          --------       --------
      Net Cash Provided by Financing Activities                             39,558         26,465
                                                                          --------       --------
      Decrease in Cash and Cash Equivalents                                   (370)          (299)

      Cash and Cash Equivalents at Beginning of Fiscal Year                    706            771
                                                                          --------       --------
      Cash and Cash Equivalents at End of Period                              $336           $472
                                                                          ========       ========
      Supplemental cash flow information:
      Cash paid for:
         Interest                                                           $5,213         $3,574
         Income taxes                                                        2,449          8,574

      The Company considers all highly liquid investments of maturity of 3 months or less at purchase to be cash equivalents.

      Non cash transactions:
      The Company issued 411,216 shares of common stock valued at $5.4 million on September 29,
      1995, and an additional 45,720 shares, valued at $603 thousand, on January 11, 1996, for the acquisition of New Hope Feeds, Inc. (Note 3)

      See accompanying Notes to Consolidated Financial Statements.


     Notes to Consolidated Financial Statements
     WLR Foods, Inc. and Subsidiaries

     1. Accounting Policies

     The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances have been eliminated in consolidation. The consolidated balance sheet as of March 30, 1996, the consolidated statements of earnings for the thirteen week and thirty-nine week periods ended March 30, 1996 and April 1, 1995, and the consolidated statements of cash flows for the thirty-nine weeks ended March 30, 1996 and April 1, 1995 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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

     2. Inventories

     A summary of inventories at March 30, 1996 and July 1, 1995 follows:

     (unaudited)
     Dollars in thousands               March 30, 1996    July 1, 1995
                                        --------------    ------------
     Live poultry and breeder flocks      $ 71,258           $54,487
     Processed poultry and meat products    61,930            41,262
     Packaging supplies, parts and other    19,630            19,704
     Feed, grain and eggs                   13,510            10,396
                                           -------           -------
     Total inventories                    $166,328          $125,849
                                           =======           =======

     3. Acquisition of New Hope Feeds, Inc. and an affiliated company

     On September 29, 1995, the Company acquired the chicken processing and production assets of New Hope Feeds, Inc. and an affiliated company for $10.6 million in cash and 411,216 shares of common stock valued at $5.4 million. An additional 45,720 shares of common stock, valued at $603 thousand, were issued on January 11, 1996. The acquisition was accounted for as a purchase, and, accordingly the assets of New Hope Feeds are included in the Company's financial statements as of the acquisition date. The transaction was recorded at the fair value of assets acquired and liabilities assumed as follows:

     Dollars in thousands

     Inventories                            $ 2,864
     Other current assets                       283
     Property, plant & equipment             12,900
     Other assets                             2,535
                                             ------
     Total assets acquired                   18,582

     Cash paid (including costs)             10,563
     Issuance of common stock                 6,028
                                             ------
     Total liabilities assumed              $ 1,991
                                             ======

     Due to the immaterial size of the New Hope Feeds, Inc. historical operation, relative to WLR Foods historical results, proforma comparisons are not provided.

     4. Subsequent event

     As of May 1, 1996, the balance on the Company's revolving lines of credit was $89 million, up from $71.1 million at March 30, 1996. Subsequent to quarter end, the Company negotiated a $15 million demand note with one of its lenders for general corporate purposes. Through May 9, 1996, no draws had been made on the demand note.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     WLR Foods, Inc. (the Company) is a fully-integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

     The Company experienced its most challenging quarter since becoming a public company in 1988. Grain costs were up $22 million over the same period last year and are expected to remain high at least through late summer.

     WLR Foods has taken steps to reduce other costs which should offset, at least in part, the high grain costs. The Company has engaged outside consultants to assist in identifying areas where costs may be lowered or greater efficiencies may be utilized. Their suggestions include, centralizing purchasing, consolidating products and product lines, and improving production planning processes.

     In addition, management has received numerous cost saving suggestions from its employees which have been initiated or are under study. These ideas range from generating nominal savings to significant savings throughout the Company.

     The Company s stock repurchase program remained in effect through the quarter but, to preserve working capital share repurchases have been suspended pending improvement in industry conditions. Through April 30, 1996, the Company has repurchased a total of 1.3 million shares for $19.2 million.

     On December 21, 1995, Tyson Foods, Inc. filed a petition with the United States Supreme Court, requesting an appeal of the September 22, 1995 ruling of the Fourth Circuit Court of Appeals. The Supreme Court denied the request on February 20, 1996, thereby ending Tyson s current litigation which effectively terminates Tyson s legal remedies.

     Results of Operations

     The following tables of Changes in Results of Operations show dollar and percentage changes in the components of operating results over the past thirteen weeks and thirty-nine weeks compared to the corresponding periods in fiscal 1995.



      Changes in Results of Operations            Thirteen-weeks ended
                                              Mar. 30, 1996 vs. Apr. 1, 1995
      In millions, except earnings              $ Increase        %Change
        per share                               (Decrease)

      Net sales                                       $ 4.8         2.3%
      Cost of sales                                    19.1        10.4
                                                      -----       -----
            Gross profit                              (14.3)      (52.9)
      Selling, general and administrative expenses     (0.6)      ( 2.8)
                                                      -----       -----
            Operating profit                          (13.7)     (310.6)
      Interest expense                                  0.6        34.0
      Other income (expense), net                      (0.5)      (89.5)
                                                      -----       -----
      Earnings before income taxes and
        minority interest                             (14.8)     (445.2)
      Income tax expense and minority interest         (5.7)     (441.7)
                                                      -----       -----
      Net earnings                                    ($9.1)     (447.4)
                                                      =====       =====
      Net earnings per common share                  ($0.51)     (463.6)
                                                      =====       =====






      Changes in Results of Operations          Thirty nine-weeks ended
                                             Mar. 30, 1996 vs. Apr. 1, 1995
      In millions, except earnings                $ Increase      %Change
        per share                                 (Decrease)

      Net sales                                       $65.3        9.7%
      Cost of sales                                    79.4       13.9
                                                      -----       ----
            Gross profit                              (14.1)     (14.7)
      Selling, general and administrative expenses      5.7        8.5
                                                      -----       ----
            Operating profit                          (19.8)     (67.4)
      Interest expense                                  1.8       38.8
      Other income (expense), net                        -          -
                                                      -----      -----
      Earnings before income taxes and
        minority interest                             (21.6)     (86.4)
      Income tax expense and minority interest         (8.3)     (86.2)
                                                      -----       ----
      Net earnings                                   ($13.3)     (86.4)
                                                      =====       ====
      Net earnings per common share                  ($0.74)     (86.0)
                                                      =====       ====

            For the periods indicated, the following tables set forth selected information from the Company's Consolidated Statements of Operations expressed as a percentage of sales.

      Operations as a                              Thirteen-weeks ended
      Percentage of Net Sales                Mar. 30, 1996 vs. Apr. 1, 1995

      Net sales                                 100.0%            100.0%
      Cost of sales                              94.1              87.2
                                                -----             -----
            Gross profit margin                   5.9              12.8
      Selling, general and
      administrative expenses                    10.2              10.7
                                                -----             -----
            Operating profit margin              (4.3)              2.1
      Interest expense                            1.0               0.8
      Other (income)/expense                       -               (0.3)
                                                -----             -----
      Earnings before income taxes and
        minority interest                        (5.3)              1.6
      Income tax expense and minority
        interest                                 (2.0)              0.6
                                                -----             -----
      Net Earnings                               (3.3%)             1.0%
                                                =====             =====



      Operations as a                           Thirty-nine weeks ended
      Percentage of Net Sales                Mar. 30, 1996 vs. Apr. 1, 1995

      Net sales                                 100.0%            100.0%
      Cost of sales                              88.8              85.6
                                                -----             -----
            Gross profit margin                  11.2              14.4
       Selling, general and
        administrative expenses                   9.9              10.0
                                                -----             -----
            Operating profit margin               1.3               4.4
      Interest expense                            0.8               0.7
      Other (income)/expense                       -                 -
                                                -----             -----
      Earnings before income taxes and
        minority interest                         0.5               3.7
      Income tax expense and
       minority interest                          0.2               1.4
                                                -----             -----
      Net Earnings                                0.3%              2.3%
                                                =====             =====

      Results of operations

          Net sales rose $4.8 million or 2.3%, while overall sales volumes decreased 4.3% for the quarter ended March 30, 1996 compared to the same period last year. Chicken sales volumes were up 13.4%, due to the Goldsboro acquisition, but were also affected adversely by the Russian embargo. The average realized sales price for chicken was up 6.5% compared to the third quarter last year. Turkey sales volumes fell 19.2% compared to the same period last year, while average realized sales prices rose 13.5%. Volumes of finished goods increased by 31% compared to levels on April 1, 1995. The increases in inventory levels were due primarily to the impact of the Russian embargo on poultry products, combined with a strategy of holding products for sale in anticipation of seasonal price improvements. Management anticipates a return to normal inventory levels later in the summer of 1996.
                                       9

            Net sales were up 9.7% or $65.3 million to $734.9 million for the thirty-nine weeks ended March 30, 1996. Sales volumes were up 6.2% with chicken volumes up 11.9% and turkey volumes up 1.6%. Sales volume increases in chicken and turkey were both affected by the impact of increased volumes due to acquisitions made since the beginning of last fiscal year. Average realized prices for chickens were up 2.4%, while average realized prices for turkey were up 4.5%.

          Cost of sales increased $19.1 million or 10.4% this quarter compared to the same quarter last year. Higher grain prices increased costs $22 million. Corn prices averaged 51% higher and soy bean meal 40% higher than the third quarter last year. Prices of both commodities are expected to remain high at least through the summer until the new crop is harvested. The fourth quarter of fiscal 1996 should show approximately $25 million of higher grain costs than the same quarter last year, with at least part offset by reduced costs in other areas during the quarter, better flock health, and better selling prices. Severe weather also added costs to operations. The Company canceled 40 production shifts (an average of 2 production days per plant) because of bad weather. Flock performance was also adversely impacted by the weather during the quarter.

          Disease is a risk faced by producers of poultry and WLR Foods uses strict bio-security measures to minimize this risk. At the present time, management is not aware of any significant disease situations that are currently impacting the performance of the live production operations of the Company. The Company is monitoring the North Carolina turkey flocks for spiking mortality, which tends to occur in warm weather. Flock management measures to reduce risk from this disease have been taken and a new drug introduced last fall is expected to reduce costs associated with the disease. While there has been one flock diagnosed with symptoms of spiking mortality, which was treated with this new drug, it will be summer before the Company may determine how effective the action taken will be overall.

           Steps to reduce costs have been taken including implementing a hiring freeze. 400 positions with an annual cost of $8 million in wages and benefits have been permanently eliminated. Changes in certain work schedules and standardizing breaks in operations will generate savings of over $3 million per year. Savings realized to date from centralizing purchasing will save $2 million per year, with greater savings expected as more and more purchases are made centrally throughout the year.

          For the thirty-nine weeks, cost of sales was up $79.4 million, compared to the same period last year. Higher grain costs and higher sales volumes caused the increase in cost of sales. Year-to-date grain costs are up $34 million compared to the same period last year.

          The gross profit margin dropped to 5.9% compared to 12.8% for the third quarter last year due to high grain costs. For the thirty-nine weeks, gross profit margin dropped to 11.2% compared to 14.4% last year.

          For the thirteen weeks, selling general and administrative expenses were down $0.6 million due to slightly lower sales volumes and reduced bonuses. These reductions somewhat offset consulting fees.

          For the thirty-nine weeks, selling, general and administrative costs increased $5.7 million, or 8.5% due to higher sales volumes, somewhat offset by lower bonuses and reduced administrative costs. Management believes selling, general and administrative costs should be at or below 9.5% of sales on an annual basis and below 10.0% in all quarters.

          Operating profit decreased $13.7 million for the thirteen week period, primarily the result of lower gross profits on sales. For the thirty-nine weeks, operating profit was down $19.8 million due to reduced gross profits and higher selling, general and administrative expenses.

          For the third quarter, other expenses increased $1.1 million compared to last year s same quarter due to an increase of $0.6 million in interest expense, bad debt charges of $0.3 million, net of the impact of a one-time gain of $0.2 million last year on the prepayment of long-term debt.

          Year-to-date other expense is up $1.8 million due to higher interest costs, the result of higher levels of borrowings.

          Net income decreased $9.1 million for the thirteen weeks, net of a decrease in income tax expense of $5.7 million. For the thirty-nine weeks, the Company s net income decreased $13.3, net of an $8.3 million reduction of income tax expense.

          WLR Foods anticipates high grain costs through the summer months of 1996. The higher grain costs are expected to increase operating costs by as much as $25 million in the fourth quarter over the same period last year. Grain costs should be somewhat offset by other cost savings and seasonal increases in poultry prices.


     Financial Condition and Liquidity

          WLR Foods closed the third quarter of fiscal 1996 with a strong balance sheet. Working capital was $144.3 million. The current ratio remains strong at 2.6-to-1. Total assets were $422.2 million, reflecting the high levels of finished goods inventories. The Company anticipates a reduction in finished goods inventory by calendar year end. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 49.7%. The Company's book value per common share was $10.44 as of March 30, 1996.

     Capital Resources

          Management is in the process of expanding the Company's current $110 million revolving credit facility. Terms of the expanded facility are being negotiated. As of March 30, 1996, the Company had $23.9 million available on revolving credit facilities. Through May 1, 1996 the Company borrowed an additional $17.9 million to cover working capital needs.

          Capital spending for the thirty-nine weeks was $16.6 million, of which $14.1 million was for normal replacements and upgrades of existing equipment and facilities. The remaining spending was for land and the construction of the Richmond ice manufacturing facility. Depreciation expense was $20.9 million, along with $0.6 million in amortization expense.

          Capital spending for fiscal 1996 has been reduced to approximately $21 million from $30 million because of industry conditions and the need to conserve working capital. A new chicken hatchery at the Goldsboro complex projected to cost $5 million has been delayed until industry conditions improve. Normal replacements and upgrades of equipment and facilities are expected to be approximately $17 million, with $2.8 million spent for the Richmond ice manufacturing facility, and the remaining $2 million committed for information system upgrades and enhancements. Depreciation and amortization projections remain at $27 million, including the added depreciation from the Goldsboro division.

          The capital budget for fiscal 1997 is expected to be $15 million to $17 million. Due to industry conditions, management has reduced capital spending to conserve working capital.


          The Company paid a dividend of $0.06 per share on May 3, 1996 to shareholders of record as of April 12, 1996.

     Other

          At the present time, management does not anticipate any of the FASB statements that will be adopted within the next year to have a material effect on the company s operation or financial position. WLR Foods will adopt FASB Statement No. 121 Accounting for the Impairment of Long Lived Assets in Fiscal 1997. Management does not believe this requirement will have any effect on the Company at this time. The Company will adopt FASB Statement No. 123 Accounting for Stock-Based Compensation in Fiscal 1997. This requirement is for disclosure purposes and will not have an impact on the Company s operations or financial position.

                           PART III  OTHER INFORMATION

     Item 1.   Legal Proceedings

               On March 8, 1996, suit was filed against WLR Foods, Inc. (Company) and its wholly owned subsidiary, WLR Poultry Products, Inc. (collectively, WLR), New Hope Feeds, Inc. and Equipment Truck Leasing, Inc. (collectively, New Hope) and the principal shareholders of New Hope, by Case Foods, Inc. and its wholly owned subsidiary, Case Farms of North Carolina, Inc. (collectively, Case). The suit, filed in the Burke County, North Carolina, General Court of Justice, Superior Court Division arises from the September 29, 1995 acquisition by WLR Foods, Inc. of the chicken processing plant, live production assets, and inventory of New Hope (the Acquisition). See Forms 8-K filed by WLR Foods, Inc. with the Securities Exchange Commission on September 5, 1995 and October 10, 1995.

               The Complaint maintains that the Acquisition was in violation of a right of first refusal previously granted by New Hope to Case. The suit also maintains that the Acquisition was in violation of a letter of intent between New Hope and Case, and in contravention of certain oral promises and representations claimed to have been made by New Hope. In addition to breach of contract and other claims against New Hope, the claims against WLR include tortious interference with contract, tortious interference with prospective advantage, and unfair and deceptive trade practices under North Carolina law. The Complaint seeks monetary damages of an unspecified amount from WLR and New Hope, some of which are requested to be trebled pursuant to North Carolina law.

               The Company intends to defend vigorously against the claims made by Case, and does not expect the litigation to have a material effect on the Company or its financial statements. Moreover, in connection with the Acquisition, the Company entered into an Indemnification Agreement with New Hope, secured by a Stock Escrow Agreement, pursuant to which New Hope is obligated to defend WLR, and to indemnify WLR for certain liabilities arising from the Acquisition, specifically including liabilities arising from this litigation.

     Item 6.   Exhibits and Reports on Form 8-K


               (a)  Exhibits

                    Exhibit 27 Financial Data Schedule

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WLR FOODS, INC.


     Date:___5/13/96___  By: ____James L. Keeler______________________
                              Its President & Chief Executive Officer


     Date:__5/13/96____       ___Daniel R. Detamore-Hunsberger________
                              Assistant Treasurer

                                  EXHIBIT INDEX

     Exhibit No.         Description                Page

     27             Financial Data Schedule           17