Form 10-K
period 1996-06-29
WLR FOODS INC
filed 1996-09-27
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal year ended June 29, 1996
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

                    Commission File Number 0-17060

                            WLR FOODS, INC.
        (Exact name of registrant as specified in its charter)

                      Virginia                         54-1295923
           (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                P.O. Box 7000, Broadway, Virginia 22815
               (Address of principal executive offices)
          Registrant's telephone number, including area code
                             540-896-7001

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

Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      ________

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 24, 1996 was approximately $154,820,644. The number of shares outstanding of registrant's common stock, no par value, as of such date was 13,176,225 shares.

                  Documents Incorporated by Reference

Annual Report to Shareholders for fiscal year                  Part II
ended June 29, 1996

Proxy Statement for Annual Meeting of Shareholders            Part III
to be held October 26, 1996

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

     WLR Foods markets branded, as well as private label, commodity and value-added poultry and related products to selected retail, food service and institutional markets, primarily in the mid-Atlantic, northeastern, and southeastern regions of the United States and, to a lesser extent, the upper Midwest and California. WLR Foods exports to more than 50 countries, with particular customer strength in the Far East, the Caribbean and United States military installations.

     WLR Foods is the result of the combination of three poultry companies, Wampler Foods, Inc., Horace W. Longacre, Inc. and Rockingham Poultry Marketing Cooperative Incorporated, all of which trace their beginnings to before 1945. The three companies combined in 1985 and 1988, and in 1992 were joined by Round Hill Foods, Inc. and its affiliates (Round Hill) of New Oxford, Pennsylvania. Previously, WLR Foods' poultry operations were conducted through two wholly-owned subsidiaries, Wampler-Longacre Chicken, Inc. and Wampler-Longacre Turkey, Inc. These subsidiaries, along with Round Hill, were merged on January 1, 1994 to form one subsidiary, Wampler-Longacre, Inc., which on July 26, 1996 changed its name back to Wampler Foods, Inc. (Wampler Foods).

     WLR Foods expanded its operations into North Carolina with the August 1994 acquisition of Cuddy Farms, Inc.-USA Food Division of Marshville, North Carolina, including its turkey processing, further processing, feedmill and distribution facilities, and the September 1995 acquisition of the chicken processing and production assets of New Hope Feeds, Inc. of New Hope, North Carolina, including its processing plant, hatchery, feedmill and grain storage facilities.

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

Poultry Production

     WLR Foods' operations include the breeding, hatching, grow-out and processing of turkeys and chickens. For fiscal 1996, WLR Foods produced approximately 599 million pounds of dressed turkey and 600 million pounds of dressed chicken.

     WLR Foods purchases breeder stock turkey eggs which it hatches and places with growers who supply labor and housing to produce breeder flocks. These breeder flocks produce eggs that are taken to the company-owned turkey hatchery for incubation and hatching into poults, providing approximately 50% of the Company's poult supply.
The balance of the Company's poults are purchased from outside sources, the most significant of which is Cuddy Farms, Inc. (not affiliated with WLR Foods). In its chicken operations, WLR Foods purchases breeder flock chicks and places them with growers who supply labor and housing to raise the birds. The birds are then moved to breeder farms where they begin providing eggs, which are in turn transported to company-owned hatcheries. Once hatched, day-old poults and chicks are inspected and vaccinated against common poultry diseases. In total, WLR Foods contracts with 172 breeder growers who grow approximately one-half of WLR Foods' turkey, and all of WLR Foods' chicken, breeder flocks.

     After hatching and vaccination, poults and chicks are transported to one of WLR Foods' approximately 928 contract growers located in Virginia, West Virginia, Pennsylvania, Maryland, North Carolina and South Carolina who supply labor and housing to raise the turkeys and chickens to maturity. WLR Foods supplies feed primarily from company-owned feedmills and provides grower support through WLR Foods' technicians and veterinarians.

     Grow-out and breeder farms provide WLR Foods with more than 59 million square feet of growing facilities. These farms typically are grower-owned and operate under contract with WLR Foods, providing facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 90% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

     An important factor in the grow-out of poultry is the rate at which poultry converts feed into body weight. The Company purchases its primary feed ingredients on the open market. These ingredients consist primarily of corn and soybean meal. Because the quality and composition of feed is critical to the feed conversion rate, WLR Foods formulates and manufactures a majority of its feed at one of its five feedmills. WLR Foods has an annual feed manufacturing capacity of approximately 2.0 million tons and anticipates no difficulty in meeting the Company's feed requirements in the future.

     Once the turkeys and chickens reach processing weight, they are transported in WLR Foods' trucks to one of its eight poultry processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys and chickens for sale or preparation for further processing. WLR Foods further processes bulk poultry in its processing plants and in two additional further processing plants by adding value beyond deboning and skinning, such as slicing, grinding, marinating, spicing and cooking to produce delicatessen products, frankfurters, meat salads, ground turkey and chicken, and food service products.

Distribution, Public Refrigerated Warehousing, Ice and Other

     WLR Foods' distribution business includes fresh poultry, beef, and other meat products purchased from third parties for resale, along with certain products produced by the company. These operations are conducted within a radius of approximately 75 miles of WLR Foods' further processing facility in Franconia, Pennsylvania. Cassco manufactures and distributes ice in the mid-Atlantic region and operates five public refrigerated warehouses in Virginia, West Virginia and North Carolina. WLR Foods' protein conversion plants convert the nonedible by-products of its poultry processing plants into feed ingredients, with the balance sold to pet food manufacturers.

     The following table sets out sales revenues from WLR Foods' products for the last three fiscal years.

                            Fiscal 1996    Fiscal 1995    Fiscal 1994
(Dollars in Millions)       -----------    -----------    -----------

Chicken, fresh and frozen     $362.9         $300.8          $287.5
Turkey, fresh and frozen       213.8          218.0           171.4
Further processed              266.1          248.8           152.1
Distribution                    87.0           86.1            82.4
Ice/Warehousing                 19.4           18.0            17.6
Other                           48.4           37.1            16.3
                              ------         ------          ------
Total Net Sales               $997.6         $908.8          $727.3
                              ======         ======          ======

Competition

     Poultry production requires continuous growing and processing, and with limited refrigerated storage, makes the poultry industry highly competitive. WLR Foods markets its products in competition with larger and smaller poultry companies on the basis of price, quality and service, with WLR Foods' greatest competition coming from four or five of the country's larger poultry producers and processors. The pricing of poultry products is so competitive that any company with a cost advantage is in a favorable competitive position. Seasonal increases in production and customer buying patterns contribute to fluctuations in prices which are controlled more by supply and demand than by cost of production. WLR Foods primarily markets its products in the highly competitive northeastern, mid-Atlantic and southeastern sections of the United States.

     In July 1996, WLR Foods was ranked as the seventh largest company in poultry processing/further processing according to Meat & Poultry Magazine. WLR Foods was the second largest American turkey producer according to Turkey World magazine's January/February 1996 issue. WLR Foods was cited as the thirteenth largest chicken producer in the January 1996 issue of Broiler Industry magazine.

Seasonality

     In general, WLR Foods' sales are relatively stable throughout the year. Highest demand for poultry is in May, June, July, November and December. The early summer months have strong demand for chicken and further processed products, and November and December are high demand months for turkey products. The highest demand for ice is from mid-May to mid-September.

Trademarks and Patents

     As of August 1996, Wampler Foods began marketing products under the trademarks WAMPLER FOODS and WAMPLER FOODS and design, which have applications for registration pending at the U.S. Patent and Trademark Office. Wampler Foods continues to market its products under the trademarks WAMPLER-LONGACRE and design, TRIM FREE, COLONY FARMS, DINOSAUR WINGS, and THE DELI ROAST COLLECTION and design, all of which are federally registered trademarks. Wampler Foods also markets products and services under the trademarks POULTRY PARTNERS, POULTRY PARTNERSHIP and TURKEY MIGNON, which have pending federal applications. Products are also sold under the LEAN LITE DELI, ROUND HILL, FARMER'S CHOICE and VALLEY PRIDE marks. Wampler Foods has marketed products under the chicken in heart design, TENDERLINGS, CHEF'S SELECT, CHEF'S QUALITY and MASTERPIECE trademarks, but expects to cease packing products under those marks as of January 1, 1997. Following the acquisition of Cuddy Foods, Wampler Foods obtained the right to market products under various marks using the CUDDY name. Wampler Foods expects to cease packing products under the CUDDY marks as of January 1, 1997. Wampler Foods continues to market its export and foreign military sales under the COLONEL ROCKINGHAM design and ROCKINGHAM trademarks, as well as the WAMPLER FOODS trademark.

     Cassco distributes its products under the federally registered trademark CASSCO.

     Wampler Foods holds a patent for pasteurized salads and a patent for processing turkey.

Government Contracts

     WLR Foods' government contracts are a small segment of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product is delivered, within a one- to two-month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had less than $0.1 million of governmental contracts outstanding as of June 29, 1996, compared to approximately $0.9 million as of July 1, 1995.

Foreign Sales

     WLR Foods' export sales constituted approximately 10% of its total annual sales in fiscal 1996, compared to 8% for fiscal year 1995 and 7% for fiscal year 1994. Wampler Foods has a full-time staffed export sales office which coordinates export sales efforts on behalf of WLR Foods. Export sales originate from that office and use independent brokers as needed. Sales are made to customers in over 50 countries.

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

Raw Materials

     WLR Foods' largest cost is for basic feed ingredients, namely corn and soybean meal. Feed grains are commodities and, as such, are subject to volatile price changes caused by weather, size of harvest, transportation and storage cost and the agricultural policies of the United States and foreign governments. Although WLR Foods can, and sometimes does, purchase grain in the forward markets, it cannot completely eliminate the potential adverse effect of grain price increases.

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

     A total of seven environmental permits are held by Wampler Foods's Virginia facilities, all of which were issued by the Virginia Department of Environmental Quality. The Hinton turkey processing facility holds an air permit which regulates certain combustion equipment and a water permit which regulates the treatment of process wastewater. The Harrisonburg turkey processing facility holds a water permit requiring pretreatment of its process wastewater to meet certain effluent standards before discharging into the regional sewer system. Wampler Foods' Timberville chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater and an air permit which regulates the operation of its protein conversion facility, as well as certain combustion equipment. The chicken processing facility in Alma/Stanley holds one water permit which regulates the discharge of process wastewater. Finally, the Broadway feedmill holds an air permit which was issued primarily for the control and abatement of dust. In addition to the seven environmental permits held by Wampler Foods, WLR Foods holds a Virginia Pollution Abatement permit which allows Wampler Foods' Virginia facilities to apply to land in Virginia certain wastewater biosolids generated by the facilities' wastewater treatment systems.

     In West Virginia, Wampler Foods' Moorefield facilities hold four environmental permits, all of which were issued by the West Virginia Department of Commerce, Labor & Environmental Resources. The chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater, an air permit which regulates the operation of the company's protein conversion facility, and a sludge management permit regulating the land application in West Virginia of certain wastewater biosolids generated at the Moorefield facilities wastewater treatment works. The Moorefield feedmill holds one air permit which was issued primarily for the control and abatement of dust.

     Wampler Foods' North Carolina facilities hold a total of fifteen environmental permits, all of which were issued by the North Carolina Department of Environment, Health & Natural Resources. The Monroe turkey processing plant holds three permits: an industrial wastewater discharge permit which requires process wastewater to be pretreated prior to discharge to a regional sewer system, a stormwater permit which regulates stormwater discharges, and an air permit which regulates boiler emissions. The Marshville turkey processing plant and Charlotte turkey processing plant each hold an industrial wastewater discharge permit and stormwater permit which are similar to the counterpart permits held by the Monroe facility. In addition, the Marshville facility holds a stormwater permit which regulates cooling water and boiler blowdown discharges. The Wingate feedmill holds a stormwater permit which regulates stormwater discharges and an air permit which regulates emissions from boilers, bagfilters, and related equipment. The Goldsboro feedmill and Jones County grain elevator each hold an air permit issued for the control and abatement of dust. Finally, the Goldsboro chicken processing facility holds three environmental permits, a general stormwater permit, an industrial user pretreatment permit providing for the pretreatment of certain wastewater before discharge to the City of Goldsboro Control Authority, and an air permit regulating certain combustion equipment.

     Pennsylvania facilities owned by Wampler Foods hold a total of six environmental permits. The Franconia turkey processing plant holds five permits: two water permits for the treatment of process wastewater, two air permits to regulate operation of certain combustion and incineration equipment, and one municipal solid waste disposal permit for the disposal of incinerator ash. The New Oxford turkey processing facility holds one air permit which regulates combustion equipment. All of the Pennsylvania permits were issued by the Pennsylvania Department of Environmental Resources.

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

Employees

     WLR Foods employed over 8,500 persons as of June 29, 1996, none of whom were covered by a collective bargaining agreement.


Item 2.   PROPERTIES.

     WLR Foods' eight poultry processing facilities and two further processing plants are located in Virginia, West Virginia, Pennsylvania and North Carolina, and have a total slaughter capacity of approximately 650,000 turkeys per week (single shift) and 3.3 million chickens per week (double shift, except in the Goldsboro plant, which runs a single shift). WLR Foods owns and operates five feedmills with a production capacity in excess of 1.9 million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 360,000 poults per week and three chicken hatcheries with a production capacity of approximately 3.5 million chicks per week; freezer and cold storage for finished products with approximately 5.2 million cubic feet of capacity; and two protein conversion plants with a total production capacity of 4,500 tons of raw product weekly. The diversity, number and geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities, as market conditions change. The Company's assets are depreciated on a straight-line basis, based on the following asset lives:

               Land Improvements            10-20 years
               Buildings & Improvements      5-20 years
               Machinery & Equipment         3-17 years
               Transportation Equipment       3-5 years

     Cassco operates public refrigerated facilities at five locations with approximately 9.2 million cubic feet. These facilities are located close to major food processors in Virginia, West Virginia and North Carolina. Cassco also operates seven ice manufacturing facilities in Virginia, West Virginia and Washington, D.C. with a capacity of approximately 1,200 tons per day.

     From fiscal 1988 through the end of fiscal 1996, WLR Foods spent over $188 million for replacement and productivity improvements, acquisitions and expansions of facilities, and protein conversion plant construction. WLR Foods owns virtually all of its manufacturing and production equipment which is in good repair and is updated periodically. Replacement parts and service for the equipment are readily available, which allows for timely processing of the Company's products.

Item 3.   LEGAL PROCEEDINGS.

     On March 8, 1996, suit was filed against WLR Foods and its wholly owned subsidiary, WLR Poultry Products, Inc., New Hope Feeds, Inc. and Equipment Truck Leasing, Inc. (collectively, New Hope) and the principal shareholders of New Hope, by Case Foods, Inc. and its wholly owned subsidiary, Case Farms of North Carolina, Inc. (collectively,
Case). The suit, filed in the Burke County, North Carolina, General Court of Justice, Superior Court Division, arises from the September 29, 1995 acquisition by the Company of the chicken processing plant, live production assets, and inventory of New Hope (the Acquisition).

     The Complaint maintains that the Acquisition was in violation of a right of first refusal previously granted by New Hope to Case. The suit also maintains that the Acquisition was in violation of a letter of intent between New Hope and Case, and in contravention of certain oral promises and representations claimed to have been made by New Hope. In addition to breach of contract and other claims against Case, the claims against WLR Foods and its subsidiary include tortious interference with contract, tortious interference with prospective advantage, and unfair and deceptive trade practices under North Carolina law. The Complaint seeks monetary damages of an unspecified amount from WLR Foods and New Hope, some of which are requested to be trebled pursuant to North Carolina law.

     The Company intends to defend vigorously against the claims made by Case, and does not expect the litigation to have a material effect on the Company or its financial statements. Moreover, in connection with the Acquisition, the Company entered into an Indemnification Agreement with New Hope, secured by a Stock Escrow Agreement, pursuant to which New Hope is obligated to defend WLR Foods, and to indemnify WLR Foods for certain liabilities arising from the Acquisition, specifically including liabilities arising from this litigation. The escrow account currently holds 318,332 shares of WLR Foods Common Stock with a market value as of September 24, 1996 of approximately $3,740,000.

     Settlement negotiations continue in the Keystone Sanitation litigation reported in the Company's Form 10-K for the fiscal year ended July 1, 1995. Based on current settlement proposals, the Company reasonably believes that its exposure is now less than $100,000 and is not expected to materially affect the Company or its financial statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended June 29, 1996.

Executive Officers of the Registrant

     The following information is given regarding WLR Foods' executive officers.
______________________________________________________________________________
Name and Position                   Principal Occupation
with the Company           Age      During the Last Five Years
______________________________________________________________________________

James L. Keeler            61       Chief Executive Officer since February
President                           1988
Chief Executive Officer

James L. Mason<F1>         46       President of Wampler Foods since January
Executive Vice President            1994; previously, General Manager and
President                           President of Wampler-Longacre Turkey, Inc.
Wampler Foods, Inc.                 since April 1990


V. Eugene Misner           59       Vice President of Live Production since
Vice President of                   January 1994; previously, General Manager
Live Production                     and President of Wampler-Longacre Chicken,
Wampler Foods, Inc.                 Inc. since April 1990

Robert T. Ritter           45       Chief Financial Officer since June 1996;
Chief Financial                     previously, Private Investor and
Officer                             Consultant; Controller and Treasurer of
Treasurer and Secretary             American Cyanamid Co.

John J. Broaddus           46       Executive Vice President since June 1996;
Executive Vice President            previously, Vice President of Wampler
Wampler Foods, Inc.                 Longacre, Inc. since 1994 and President
                                    of Cassco since 1990

Henry L. Holler            67       Vice President Sales and Marketing since
Vice President of                   January 1994; previously, Vice President
Sales and Marketing                 of Sales for Wampler-Longacre Chicken,
Wampler Foods Inc.

Jane T. Brookshire         50       Vice President of Human Resources since
Vice President of                   October 1993; previously, Director of
Human Resources                     Human Resources for WLR Foods
________________
[FN]
<F1> James L. Mason is the son of Herman D. Mason, who is Vice
     Chairman of the Company's Board.

                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.

     Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market System as of March 7, 1989. The range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years is incorporated by reference to Note 12 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit
13.3. As of September 1, 1996, the approximate number of shareholders of record was 3,514.

Item 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each of the fiscal years in the eight-year period ended June 29, 1996 is incorporated by reference to the table entitled "Financial Highlights" in the Annual Report, attached hereto as Exhibit 13.1. A summary of significant accounting policies and business acquisitions and dispositions is incorporated by reference to Notes 1 and 2 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.3.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is incorporated by reference to that section in the Annual Report, attached hereto as Exhibit 13.2.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item, except for the required financial statement schedules, is incorporated by reference to the Consolidated Financial Statements and Notes thereto in the Annual Report, attached hereto as Exhibit 13.3. The required financial statement schedules are included on page 13 of this report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during WLR Foods' two most recent fiscal years or any subsequent interim period.

                               PART III

Items 10 - 13 inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in September 1996, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  Financial Statements, Schedules and Exhibits

Financial Statements                                        Location

Consolidated Statements of Operations                     Exhibit 13.3
- - Fiscal years ended June 29, 1996, July 1, 1995
and July 2, 1994

Consolidated Balance Sheets - June 29, 1996 and           Exhibit 13.3
July 1, 1995

Consolidated Statements of Shareholders' Equity -         Exhibit 13.3
Fiscal years ended June 29, 1996, July 1, 1995
and July 2, 1994

Consolidated Statements of Cash Flows - Fiscal years      Exhibit 13.3
ended June 29, 1996, July 1, 1995 and July 2, 1994

Notes to Consolidated Financial Statements -              Exhibit 13.3
Fiscal years ended June 29, 1996, July 1, 1995
and July 2, 1994

Financial Statement Schedules

Independent Auditors' Report on Schedules                      Page 12


Schedule II - Valuation and Qualifying Accounts                Page 13

Schedules not included in this Item have been omitted because they are either not applicable or the information is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1996 that ended on June 29, 1996.

(c)  Exhibits


     See Exhibit Index.



       [The remainder of this page is intentionally left blank.]

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WLR Foods, Inc.


                         By:___/S/ James L. Keeler________________
                              Its President & Chief Executive Officer

                              Date: September _25_, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              __/s/ James L. Keeler_________________
                                   President & Chief Executive Officer

                              Date: September _25_, 1996


                              _/s/ Robert T. Ritter_________________
                                   Chief Financial Officer

                              Date: September __26_, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September _26 1996.


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

  __/s/ James L. Keeler_________        Director
     James L. Keeler


______________________________          Director
     Herman D. Mason*


______________________________          Director
     Charles W. Wampler, Jr.*


______________________________          Director
     William D. Wampler*



*By /s/ Robert T.Ritter________
     Robert T. Ritter, attorney-in-fact

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders
WLR Foods, Inc.

Under date of August 14, 1996, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended June 29, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 29, 1996. In connection with out audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a) on this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Out responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                       /s/ KPMG PEAT MARWICK LLP

Richmond, Virginia
August 14, 1996


                                            WLR FOODS, INC.
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR FISCAL YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
                                            (in thousands)
      Description                            Balance at     Charged to     Charged to Balance at
                                             beginning      cost and       other         end of
                                             of period      expenses       accounts      period

      Fiscal year ended June 29, 1996
      Allowance for Doubtful Accounts        $613           $297           $202          $708
      Total                                  $613           $297           $202          $708

      Fiscal year ended July 1, 1995
      Allowance for Doubtful Accounts        $360           $686           $433          $613
      Total                                  $360           $686           $433          $613

      Fiscal year ended July 2, 1994
      Allowance for Doubtful Accounts        $363           $156           $159          $360
      Total                                  $363           $156           $159          $360


                             EXHIBIT INDEX

3.1 Articles of Incorporation of the Registrant, restated effective May 30, 1995, incorporated by reference to Exhibit 3.1 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

3.2 Bylaws of the Registrant, as amended on November 2, 1994, incorporated by reference to Exhibit 3.2 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

4.1    Specimen  Stock  Certificate   incorporated  by  reference   to
       Exhibit 4 of Form 10-K filed with the Securities and Exchange Commission on September 27, 1990.

4.2 Note Agreement, dated May 1, 1991 with Minnesota Mutual Life Insurance Company, Inc. and others, incorporated by reference to Exhibit 4.4 of Form 10-K filed with the Securities and Exchange Commission on September 27, 1991.

4.3 First Amendment, dated October 16, 1992, to the Note Agreement, dated May 1, 1991 with Minnesota Mutual Life Insurance Company, Inc., incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

4.4 Agreement of the Company, dated September 27, 1995, to furnish a copy of the Second Amendment, dated June 1, 1995, to the Note Agreement, dated May 1, 1991 with Minnesota Mutual Life Insurance Company, Inc. to the Securities and Exchange Commission upon its request, incorporated by reference to
       Exhibit 4.4 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

4.5    Shareholder   Protection   Rights   Agreement,   dated   as  of
       February 4, 1994, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the Form of Certificate of Designation and Terms of the Participating Preferred Stock incorporated by reference to
       Exhibit 1 of Form 8-A filed with the Securities and Exchange Commission on September 30, 1993.

4.6 Loan Agreement, dated March 1, 1995 with First Union National Bank, incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission on May 11, 1995.

4.7 Agreement of the Company, dated September 25, 1996, to furnish a copy of the Modification Agreement, dated April 1, 1996, to the Loan Agreement, dated March 1, 1995 with First Union National Bank of Virginia.

4.8 Credit Agreement, dated March 1, 1995 with First Union National Bank of Virginia and others, incorporated by reference to
       Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission on May 11, 1995.

4.9 Amendment, dated as of July 1, 1995, to the Credit Agreement, dated March 1, 1995 with First Union National Bank of Virginia and others, incorporated by reference to Exhibit 4.8 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

4.10 Agreement of the Company, dated September 25, 1996, to furnish a copy of the Modification Agreement, dated June 1, 1996, to the Credit Agreement, dated March 1, 1995 with First Union National Bank of Virginia and others.

4.11 Agreement of the Company, dated September 27, 1995, to furnish a copy of the Note Agreement, dated June 1, 1995 with respect to the issuance of certain long-term debt to the Securities and Exchange Commission upon its request, incorporated by reference to Exhibit 4.9 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

9.1 Voting Trust Agreement, dated August 29, 1994, incorporated by reference to Exhibit 9.1 of Form 8-K filed with the Securities and Exchange Commission on September 13, 1994.

9.2    Voting Trust Agreement, dated September 29, 1995.

10.1 Employment Agreement, dated July 4, 1993 between the Registrant and James L. Keeler (Deferred Compensation Agreement attached thereto as Exhibit A), incorporated by reference to Exhibit
       10.6 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993.

10.2 Amendment to Employment Agreement, dated February 4, 1994, between the Registrant and James L. Keeler, incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.3 Amendment to Deferred Compensation Agreement, dated February 4, 1994, between the Registrant and James L. Keeler, incorporated by reference to Exhibit 10.3 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.4 Amendment, dated June 27, 1995, to Employment Agreement dated July 4, 1993, between the Registrant and James L. Keeler.

10.5   Executive Cash  Bonus  Program, incorporated  by  reference  to
       Exhibit 10.7 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993.

10.6 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 28 to Post-Effective Amendment Number One to Form S-8 (No. 33-27037), filed with the Securities and Exchange Commission on November 18, 1992.

10.7 Severance Agreement, dated February 4, 1994 between the Registrant and James L. Keeler, incorporated by reference to
       Exhibit 10.4 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.8 Severance Agreement, dated February 4, 1994, between the Registrant and James L. Mason, incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994.

10.9 Severance Agreement, dated June 20, 1996 between the Registrant and John J. Broaddus.

10.10 Severance Agreement, dated February 4, 1994 between the Registrant and V. Eugene Misner incorporated by reference to Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1994.

10.11 Deferred Compensation Agreement, dated February 4, 1994 between the Registrant and Charles W. Wampler, Jr. incorporated by reference to Exhibit 10.9 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.12 Deferred Compensation Agreement, dated February 4, 1994 between the Registrant and Herman D. Mason incorporated by reference to
       Exhibit 10.10 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.13 Amendment to Deferred Compensation Agreement, dated July 25, 1996 between the Registrant and Herman D. Mason.

10.14 Deferred Compensation Agreement, dated February 4, 1994, between the Registrant and George E. Bryan, incorporated by reference to Exhibit 10.11 to Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.15 Deferred Compensation Agreement, dated February 4, 1994, between the Registrant and William D. Wampler, incorporated by reference to Exhibit 10.12 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.16  1995 Nonqualified Deferred Compensation Plan.

10.17  Amendment No. One to 1995 Deferred Compensation Plan.

10.18  Trust Under WLR Foods,  Inc. Nonqualified Deferred Compensation
       Plan.

10.19  Description of Plan to Issue Stock for Director Compensation.

13.1 Financial Highlights, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1996.

13.2 Management's Discussion and Analysis, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1996.

13.3 Consolidated Financial Statements and Notes to Consolidated Financial Statements, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1996.

13.4   Independent   Auditors'   Report   on  Consolidated   Financial
       Statements, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1996.

21     List of Subsidiaries of the Registrant.

23     Consent of Independent Certified Public Accountants.

24     Power of Attorney.

27     Financial Data Schedule.