Form 10-Q
period 1996-09-28
WLR FOODS INC
filed 1996-11-08
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 28, 1996

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at November 6, 1996 was 17,728,556 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                                     Thirteen Weeks Ended
In thousands, except per share data                         September 28, September 30,
                                                                 1996         1995
Net sales                                                        $272,135     $250,798
Cost of sales                                                     258,514      215,811
                                                                  -------     --------
   Gross profit                                                    13,621       34,987
Selling, general and administrative expenses                       23,242       26,040
                                                                  -------     --------
   Operating income (loss)                                         (9,621)       8,947
Other expense:
   Interest expense                                                 3,080        2,085
   Miscellaneous expense (income)                                      25         (141)
                                                                  -------     --------
   Other expense                                                    3,105        1,944
                                                                  -------     --------
Earnings (loss) before income taxes and minority interest         (12,726)       7,003
Income tax expense (benefit)                                       (4,644)       2,691
Minority interest in net earnings of consolidated subsidiary           13           16
                                                                  -------     --------
NET EARNINGS                                                      ($8,095)      $4,296
                                                                  =======     ========
NET EARNINGS PER COMMON SHARE                                       (0.46)       $0.25

AVERAGE COMMON SHARES OUTSTANDING                                  17,697       17,235

DIVIDENDS DECLARED PER COMMON SHARE (Note 3)                            -        $0.06

See accompanying Notes to Consolidated Financial Statements.


                          WLR FOODS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

In thousands
                                                            September 28,  June 29,
                                                                1996         1996
                                                             (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                         $438        $724
   Accounts receivable, less allowance for
    doubtful accounts of $710 and $708                             79,979      79,932
   Inventories (Note 2)                                           161,948     171,946
   Income taxes receivable                                          8,676      10,802
   Other current assets                                             3,993       4,275
                                                                 --------    --------
     Total current assets                                         255,034     267,679

Property, plant and equipment, net                                171,966     176,691
Other assets                                                        6,675       6,751
                                                                 --------    --------
TOTAL ASSETS                                                     $433,675    $451,121
                                                                 ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable to banks                                         $32,767     $30,776
   Current maturities of long-term debt                             7,895       7,983
   Excess checks over bank balances                                18,340      14,788
   Trade accounts payable                                          32,241      31,989
   Accrued expenses                                                23,656      23,887
   Deferred income taxes                                           12,054      12,574
   Other current liabilities                                            -       1,061
                                                                 --------    --------
    Total current liabilities                                     126,953     123,058

Long-term debt, excluding current maturities                      125,302     138,510
Deferred income taxes                                               8,406       8,849
Minority interest in consolidated subsidiary                          565         552
Other liabilities and deferred credits                              3,472       3,392

Common stock subject to repurchase                                 17,750      17,750

Shareholders' equity
   Common stock, no par value                                      61,719      61,407
   Additional paid-in capital                                       2,974       2,974
   Retained earnings                                               86,534      94,629
                                                                 --------    --------
    Total shareholders' equity                                    151,227     159,010
                                                                 --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $433,675    $451,121
                                                                 ========    ========
See accompanying Notes to Consolidated Financial Statements.

                          WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                Thirteen Weeks Ended
Dollars in thousands                                    September 28, September 30,
                                                            1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                           $(8,095)      $4,296
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
Depreciation and amortization                                   7,203        6,631
(Gain) on sale of property, plant and equipment                   (92)         (26)
Deferred income taxes                                            (963)         125
Other, net                                                        195          102
Change in operating assets and liabilities:
 (net of acquired assets)
   Increase in accounts receivable                                (47)      (7,106)
   Decrease in inventories                                      9,998        2,578
   Decrease in other current assets                             2,408        1,817
   Increase in accounts payable                                   252        2,327
   Decrease in accrued expenses and other                        (151)      (1,471)
                                                               -------     -------
Net cash provided by operating activities                      10,708        9,273

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                     (2,441)      (5,856)
Cash used in acquisition, (including costs)                         -      (10,535)
Proceeds from sales of property, plant and equipment               55           46
(Investment in) disposal of other assets                         (119)          63
Minority interest in net earnings of consolidated
  subsidiary                                                       13           16
                                                               -------     -------
Net cash used in investing activities                          (2,492)     (16,266)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt                          (13,296)      (9,197)
Notes payable to banks (net of principal payments)              1,991        7,300
Increase in checks drawn not presented                          3,552       11,075
Issuance of common stock                                          312          259
Repurchase of common stock                                          -       (1,733)
Dividends paid                                                 (1,061)      (1,034)
                                                              -------      -------
Net cash provided by (used in) financing activities            (8,502)       6,670
                                                              -------      -------
Decrease in cash and cash equivalents                            (286)        (323)

Cash and cash equivalents at beginning of fiscal year             724          706
                                                              -------      -------
Cash and cash equivalents at end of period                       $438         $383
                                                              =======      =======
Supplemental cash flow information:
Cash paid (received) for
   Interest                                                    $1,659       $1,140
   Income taxes refunded                                       (3,899)      (1,494)

The Company considers all highly liquid investments with an original maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions:
The Company issued 411,216 shares of common stock valued at $5.4 million, for the acquisition of New Hope Feeds, Inc. on September 29, 1995.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries

1.  Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 28, 1996, and the consolidated statements of operations and cash flows for the thirteen weeks ended September 28, 1996 and September 30, 1995 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements of Form 10-Q and do not contain certain information included in the Company s annual consolidated financial statements and notes.

The Company s unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended June 29, 1996. In both, the accounting policies and principles used are consistent in all material respects.
Certain fiscal 1996 amounts have been reclassified to conform with fiscal 1997 presentations.

2.  Inventories

A summary of inventories at September 28, 1996 and June 29, 1996 follows:

                                    (unaudited)
Dollars in thousands                September 28,       June 29,
                                       1996               1996

Live poultry and breeder flocks       $71,945           $71,263
Processed poultry and meat products    58,543            66,895
Packaging supplies, parts and other    17,340            18,046
Feed, grain and eggs                   14,120            15,742
                                     --------          --------
Total inventories                    $161,948          $171,946
                                     ========          ========

3.  Subsequent Event

On September 30, 1996, the Board of Directors declared the regular quarterly dividend of $0.06 cents per share payable on November 1, 1996 to shareholders of record on October 11, 1996.

4.  Debt Refinancing and Modification

The Company is in negotiations with its lenders to refinance the revolving credit facility and expects to conclude such negotiations shortly. The Company is also negotiating with its senior note holders to restructure the financial covenants of those debt agreements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

General

WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

For the third consecutive quarter, the Company experienced challenging business conditions. Grain costs in the poultry processed during the quarter remained high, up approximately $30 million as compared to the same quarter last year after adjusting for changes in volume. Furthermore, grain costs were over $10 million higher as compared to prices in the fourth quarter of fiscal 1996. Prices for corn and soybean meal have decreased substantially since the end of the quarter, the result of improving expectations for the fall harvest of these grains.

In early September, severe weather from Hurricane Fran disrupted operations and damaged facilities in North Carolina, Virginia and West Virginia. However, out-of-pocket costs after anticipated insurance settlements are not expected to be material.


Results of operations

Net sales rose $21.3 million or 8.5%, while overall sales volumes increased 5.1% for the quarter ended September 28, 1996 compared to the same period last year. Chicken sales volume was up 18 %, largely due to the Goldsboro acquisition which was not reflected in the
results of operations in the first quarter last year.   Additionally,
the Company s export volume was up 46% over the same period last year. The average realized sales price for chicken was about the same compared to the first quarter last year. Commodity turkey sales volume increased nearly 8%, and average realized sales prices increased about 2%. Further processed sales volume declined nearly 19% compared to the same period last year, while average realized sales prices rose almost 12%.

Costs of sales increased $42.7 million or 20% this quarter largely due to the $30 million in higher grain costs discussed above. Delivered costs for corn and soybean meal averaged 53% and 51% higher,
respectively, than last year s first quarter.   Prices of both
commodities have decreased substantially from this summer s record highs in response to positive news about the harvest. Due to the length of the growing cycle of the Company s poultry, it takes approximately three months before the cost of birds arriving at processing facilities is significantly impacted by changes in grain costs. Gross profit decreased $21.4 million or 61%, and the gross profit margin percentage from 14.0% to 5.0%. The decrease was the result of higher grain costs mentioned above and inadequate poultry prices due to excess supplies of poultry and other competing meats. Poult Enteritis Mortality Syndrome (PEMS), a disease also referred to as spiking mortality, continues to affect the North Carolina turkey operations. The impact of PEMS in the first and second quarters of fiscal 1997 is expected to be approximately the same as last year.

Selling, general and administrative expenses decreased $2.8 million compared to the first quarter last year, a drop from 10.4% to 8.5% as a percentage of sales. The cut in spending resulted from a combination of cost reductions and a decrease in volume related costs associated with the decline in further processed sales. Furthermore, sales generated by the Goldsboro acquisition without adding significantly to expenses, contributed to the decline in the ratio of selling, general and administrative costs to sales.

Interest expense was up $1.0 million, due to higher levels of borrowing necessary to carry increased working capital levels.

Income taxes decreased from an expense of $2.7 million in last year s first quarter to a benefit of $4.6 million due to the current first quarter loss. The tax rate decreased from 38.4% last year to 36.5% due to limitations on the use of operating losses in some states where the Company does business.
                                       6

Net earnings decreased from a profit of $4.3 million in the first quarter of last year to a loss of $8.1 million in the first quarter of this year.


Financial Condition and Liquidity

WLR Foods closed the first quarter of fiscal 1997 with a strong balance sheet. Total inventory decreased $10.0 million compared to the end of fiscal 1996. Most of the decrease was in finished goods where holdings were reduced by $7.2 million. Management expects to see continued improvement in debt levels over the near-term, as a result of lower grain costs and a further reduction in finished product inventory. Net working capital was $128.1 million, down from $144.6 million at June 29, 1996, due largely to lower inventory levels and the increase in current liabilities. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 54.9% down from 55.1% at the end of fiscal 1996. Total debt decreased by $11.3 million mainly as a result of lower inventory levels at the end of the period.

Capital Resources

The Company's capital spending for the quarter was $2.4 million, primarily for replacements of existing equipment, safety requirements, or projects with rapid pay backs. Depreciation expense was $7.2 million. The projected capital budget for fiscal 1997 remains at $15 million, although this amount may be increased based on long-term strategic projects and industry conditions.

On September 30, 1996, the Board of Directors approved the regular quarterly dividend of $0.06 per share payable on November 1, 1996.

Management negotiated a waiver of the fixed charge covenant for the quarter ended September 28, 1996 from its lenders. The Company is continuing discussions to modify certain of its loan agreements and to replace the revolving credit facility with a new facility in the near future. The new revolving credit facility is expected to give the Company the flexibility necessary to meet the demands of the current difficult operating environment.

The Company remains in material compliance with all regulatory requirements at the present time. WLR Foods will adopt SFAS No. 123, Accounting for Stock Based Compensation in fiscal 1997, will elect the disclosure provisions of the statement and continue to account for stock-based compensation in accordance with APB Opinion No. 25. SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of will also be adopted in fiscal 1997. These accounting standards are not anticipated to materially impact the financial position of the Company or results of operations at the time of adoption.

Company performance expectations or forward looking statements expressed from time to time are always subject to the possible material impact of any risks of the business. These risks include weather conditions impacting grain production and harvesting and live growout of poultry; feed supplies and prices; supplies and selling prices of poultry and competing meats; consumer preferences; governmental and regulatory intervention in the export/import of poultry; changes in the regulations governing production processes; and fluctuations in the general business climate.

                      PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 26, 1996 at 10:00 a.m. in Bridgewater, Virginia. The voting results were as follows:

______________________________________________________________________________

                                        Votes
                                                                     Broker
Proposal                For       Against    Withheld  Abstention   Non-Votes
______________________________________________________________________________

#1 Election of
Class C Directors
(to serve until 1999
Annual Meeting
of Shareholders)

George E. Bryan        13,763,112             597,361
Charles L. Campbell    14,015,159             345,314
William H. Groseclose  14,014,396             346,077
William D. Wampler     14,015,436             345,037

#2 Ratification of
Appointment of
Independent
Auditors               14,327,167   17,660                 15,647




Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule

          (b)  Form 8-K

               Reporting Date July 26, 1996. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported the change of the name of its wholly-owned subsidiary from Wampler-Longacre, Inc. to Wampler Foods, Inc.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 8th day of November, 1996 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                      WLR FOODS, INC.


                                     __/s/ Robert T. Ritter__________
                                     Robert T. Ritter, Chief Financial
                                     Officer and duly authorized signator
                                     for Registrant

                             EXHIBIT INDEX

Exhibit No.         Description

     27              Financial Data Schedule