Form 10-Q
period 1996-12-28
WLR FOODS INC
filed 1997-02-11
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended December 28, 1996

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at February 6, 1997 was 16,903,321 shares.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


(unaudited)                                                     Thirteen weeks ended
In thousands, except per share data                           December 28, December 30,
                                                                  1996         1995


Net sales                                                        $264,424     $267,795
Cost of sales                                                     246,307      233,533
                                                                 --------     --------
   Gross profit                                                    18,117       34,262
Selling, general and administrative expenses                       24,342       24,343
                                                                 --------     --------
   Operating income (loss)                                         (6,225)       9,919
Other expense:
   Interest expense                                                 3,029        2,097
   Miscellaneous income                                              (818)         (62)
                                                                 --------     --------
   Other expense                                                    2,211        2,035
                                                                 --------     --------
Earnings (loss) before income taxes and minority interest          (8,436)       7,884
Income tax expense (benefit)                                       (3,081)       3,036
Minority interest in net earnings of consolidated subsidiary           13            5
                                                                 --------     --------
NET EARNINGS (LOSS)                                               $(5,368)      $4,843
                                                                 ========     ========
NET EARNINGS (LOSS) PER COMMON SHARE                               ($0.30)       $0.28

AVERAGE COMMON SHARES OUTSTANDING                                  17,739       17,591

DIVIDENDS DECLARED PER COMMON SHARE                                 $0.12        $0.06

See accompanying Notes to Consolidated Financial Statements.

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                                    Twenty-six weeks ended
In thousands, except per share data                           December 28, December 30,
                                                                  1996         1995

Net sales                                                        $536,559     $518,593
Cost of sales                                                     504,821      449,344
                                                                 --------     --------
   Gross profit                                                    31,738       69,249
Selling, general and administrative expenses                       47,584       50,383
                                                                 --------     --------
   Operating income (loss)                                        (15,846)      18,866
Other expense:
   Interest expense                                                 6,109        4,182
   Miscellaneous income                                              (793)        (203)
                                                                 --------     --------
   Other expense                                                    5,316        3,979
                                                                 --------     --------
Earnings (loss) before income taxes and minority interest         (21,162)      14,887
Income tax expense (benefit)                                       (7,725)       5,727
Minority interest in net earnings of consolidated subsidiary           26           21
                                                                 --------     --------
NET EARNINGS (LOSS)                                              $(13,463)      $9,139
                                                                 ========     ========
NET EARNINGS (LOSS) PER COMMON SHARE                               ($0.76)       $0.52

AVERAGE COMMON SHARES OUTSTANDING                                  17,718       17,413

DIVIDENDS DECLARED PER COMMON SHARE                                 $0.12        $0.12

See accompanying Notes to Consolidated Financial Statements.

                     WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                              December 28,    June 29,
                                                  1996          1996
                                              (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                         $320            $724
   Accounts receivable, less allowance for
     doubtful accounts of $1,257 and $708          79,076          79,932
   Inventories (Note 2)                           136,476         171,946
   Income taxes receivable                          1,212          10,802
   Other current assets                             7,366           4,275
                                                 --------        --------
    Total current assets                          224,450         267,679

Property, plant and equipment, net                167,459         176,691
Other assets                                        6,598           6,751
                                                 --------        --------
TOTAL ASSETS                                     $398,507        $451,121
                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                         $30,000         $30,776
   Current maturities of long-term debt             7,829           7,983
   Excess checks over bank balances                13,514          14,788
   Trade accounts payable                          35,543          31,989
   Accrued expenses                                22,030          23,887
   Deferred income taxes                           10,673          12,574
   Other current liabilities                        1,066           1,061
                                                 --------        --------
    Total current liabilities                     120,655         123,058

Long-term debt, excluding current maturities      103,018         138,510
Deferred income taxes                               8,406           8,849
Minority interest in consolidated subsidiary          578             552
Other liabilities and deferred credits              3,448           3,392

Common stock subject to repurchase (Note 4)        17,750          17,750

Shareholders' equity :
   Common stock, no par value                      62,642          61,407
   Additional paid-in capital                       2,974           2,974
   Retained earnings                               79,036          94,629
                                                 --------        --------
    Total shareholders' equity                    144,652         159,010
                                                 --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $398,507        $451,121
                                                 ========        ========

See accompanying Notes to Consolidated Financial Statements.

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                    Twenty-six weeks ended
Dollars in thousands                                          December 28, December 30,
                                                                  1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                              $(13,463)      $9,139
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
Depreciation and amortization                                      14,289       13,776
(Gain) loss on sale of property, plant and equipment                    6           (2)
Deferred income taxes                                              (2,344)        (242)
Other, net                                                            939          299
Change in operating assets and liabilities:
 (net of acquired assets)
   (Increase) decrease in accounts receivable                         307       (2,670)
   Decrease in inventories                                         35,475        2,393
   Decrease in other current assets                                 6,499        1,446
   Increase in accounts payable                                     3,546        7,079
   Decrease in accrued expenses and other                          (1,801)      (5,466)
                                                                 --------      -------
Net Cash Provided by Operating Activities                          43,453       25,752

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                         (4,583)     (10,415)
Cash used in acquisition, (including costs)                             -      (10,563)
Proceeds from sales of property, plant and equipment                   97          252
(Investments in) disposals of other assets                           (237)         158
Minority interest in net earnings of consolidated subsidiary           26           21
                                                                 --------      -------
Net Cash Used in Investing Activities                              (4,697)     (20,547)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt                              (35,646)     (12,548)
Notes payable to banks (net of principal payments)                   (776)       2,750
Increase (decrease) in checks drawn not presented                  (1,274)       8,830
Issuance of common stock                                              661          629
Repurchase of common stock                                              -       (2,820)
Dividends paid                                                     (2,125)      (2,092)
                                                                 --------      -------
Net Cash Used in Financing Activities                             (39,160)      (5,251)
                                                                  --------      -------
Decrease in Cash and Cash Equivalents                                (404)         (46)

Cash and Cash Equivalents at Beginning of Fiscal Year                 724          706
                                                                 --------      -------
Cash and Cash Equivalents at End of Period                           $320         $660
                                                                 ========      =======
Supplemental cash flow information:
Cash paid (refunded) for :
   Interest                                                        $4,604       $4,042
   Income taxes                                                   (10,091)       2,401

The Company considers all highly liquid investments with an original maturity of 3 months or less at purchase to be cash equivalents.

Non cash transactions in:
Fiscal 1997:
The Company issued 45,000 shares of common stock valued at $0.6 million for the acquisition of Jennings Ice, Inc. in December 1996. (Note 3)

Fiscal 1996:
The Company issued 411,216 shares of common stock valued at $5.4 million, for the acquisition of New Hope Feeds, Inc. on September 29, 1995.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries

1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 28, 1996, and the consolidated statements of operations for the thirteen and twenty-six weeks ended December 28, 1996 and December 30, 1995, and the consolidated statements of cash flows for the twenty-six weeks ended December 28, 1996 and December 30, 1995 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements of Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

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

2. Inventories

A summary  of  inventories at  December  28, 1996  and June  29,  1996 follows:

                                             (unaudited)
Dollars in thousands                         December 28,    June 29,
                                                1996           1996

Live poultry and breeder flocks                $72,191       $71,263
Processed poultry and meat products             36,075        66,895
Packaging supplies, parts and other             16,534        18,046
Feed, grain and eggs                            11,676        15,742
                                               -------       -------
Total inventories                             $136,476      $171,946
                                              ========      ========

3.  Acquisition

In December 1996, the Company issued 45,000 shares of common stock to acquire the ice operation in Lynchburg, Virginia. The acquisition was recorded as a purchase by the Company's subsidiary, Cassco Ice & Cold Storage, Inc. The total value of the transaction including costs was $581,000.

4. Subsequent Event

Following the close of the quarter, the company entered into an agreement to repurchase 1,774,999 shares of its common stock, which were reflected as common stock subject to repurchase in the balance sheet. The stock is being repurchased at $10 per share, in a private transaction. The repurchase will occur over the next six months with 50% repurchased in January 1997, 25% to be repurchased in late March 1997, and the final 25% to be repurchased in late June 1997.

5. Debt Refinancing and Modification

The Company completed the refinancing of its bank debt during early February. The new facility is a three year $160 million revolver, which will be used for general corporate purposes. The new facility replaces the revolving credit note and two bank term notes. Negotiations are progressing on modifying the senior debt facilities with completion anticipated within the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

WLR  Foods,  Inc.   (the  Company)  is  a   fully  integrated  poultry
production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Grain costs in the poultry processed during the quarter remained high, increasing approximately $15 million as compared to the second quarter last year after adjusting for changes in volume. Higher market prices increased feed costs for the first half of 1997 by approximately $45 million as compared to the first half of fiscal 1996. Although prices for corn and soybean meal remain above their five year average, they have now settled substantially below their summer highs. Moreover, sales prices of turkey products in the quarter and the first half were not sufficient to offset the effects of higher costs.

Although developments in chicken have been encouraging, operating results in turkey will require further improvement in order to return to historical levels of profitability. Although feed costs are coming down, dramatically improved results in turkey will be dependent on selling prices which are more reflective of the costs to produce the product, the maintenance of more normal levels of grain pricing overall, and improved turkey health; particularly in our Carolina operations.

Subsequent to the close of the second quarter, WLR Foods announced a private agreement to purchase 1,774,999 shares (approximately 10 % of the outstanding shares of its common stock) from Cuddy Farms, Inc. for $10 per share. Fifty percent of the shares were purchased in mid January, and the remaining shares will be purchased in March (25%) and June (25%) of 1997. The purchase will be financed through the Company s revolving credit facility.

On February 6, 1997, the Company completed the refinancing of its Bank Revolving Credit Agreement. Borrowings under the new facility replaced those under the previous revolving credit facility, a $30 million borrowing made in June 1996 and approximately $19 million of long term debt. The new facility amends certain financial covenants and will mature in the year 2000.

Results of operations

Net sales decreased $3.4 million or 1.3%, while overall sales pounds decreased 2.7% for the quarter ended December 28, 1996 compared to the same period last year. Chicken sales pounds decreased 5.4 % compared to the second quarter last year, due to the impact of production cuts announced last spring. The average realized sales price for chicken was up 6.0% compared to the same quarter last year. Commodity turkey sales pounds increased 6.2%, while the average realized sales price decreased 5.0% compared to the same quarter last year. Further processed sales pounds decreased 7.3%, while the average realized sales price for further processed products was approximately the same as last year.

For the twenty-six weeks, net sales increased $17.9 million or 3.5%, primarily due to a 5.4% increase in chicken sales pounds and a 3.5% increase in the average selling price of chicken. The volume increase in chicken was due to the acquisition of the Goldsboro operations in September 1995 which is not reflected for the full first half of fiscal 1996. Sales pounds for commodity and further processed turkey decreased 1.3%. Average quoted commodity prices were mixed for the first six months with chicken 8.8% higher and turkey 6.6% lower.

Cost of sales was up $12.8 million or 5.5% for the quarter. After adjusting for volume differences, feed costs were approximately $15 million higher in the poultry processed during the quarter as compared to the same period last year. Delivered corn prices averaged 5.2% lower while delivered soybean meal increased 24.7% on a quarter to quarter comparison with last year.

For the first six months, cost of sales was up $55.5 million or 12.3% primarily due to increased feed costs. The delivered cost for corn and soybean meal have decreased significantly since the beginning of the fiscal year, but they were still 22.9% and 36.3%, respectively, higher for the six months ended December 1996 than in the prior year.

Disease continued to adversely impact the Company s live turkey operations during the second quarter. The combination of excessive mortality and poor feed conversion increased live production costs over those of unaffected flocks. The poor live operating results are expected to improve with the onset of cooler weather, although poor live performance may return during the hotter months. Management continues to support public and private research to find acceptable solutions to reduce the financial impact of the disease.

For the second quarter gross profit decreased $16.2 million or 47.2%, while the gross margin decreased from 12.8% to 6.9%. The decrease is attributed primarily to higher feed costs and lower selling prices for commodity turkey. The sales volume of commodity turkey increased 6.2%, however the average realized selling price decreased 5.0%.

For the twenty-six weeks gross profit decreased $37.5 million or 54.2%. The gross margin decreased from 13.4% to 5.9%. Higher sales volume and prices for chicken were offset by significantly higher feed costs and lower sales volume for turkey .

Selling, general and administrative expenses were flat compared to the second quarter last year, but increased from 9.1% to 9.2% as a percent of sales. Year to date selling, general and administrative expenses decreased $2.8 million, a drop from 9.7% to 8.9% as a percentage of sales. The cut in spending reflects the effects of cost reductions and a 14% decrease in volume of further processed turkey for the first six months.

Interest expense was up $0.9 million for the quarter and $1.9 million for the fiscal year due to higher levels of borrowing necessary to carry increased working capital levels.

For the quarter, income taxes changed from an expense of $3.0 million to a benefit of $3.1 million due to the current quarter loss. For the first six months, income taxes decreased from an expense of $5.7 million to a benefit of $7.7 million due to the loss for the year. The tax rate decrease for both periods in 1997 was due to limitations on the use of operating losses in some states where the Company does business.

Financial Condition and Liquidity

WLR Foods closed the second quarter of fiscal 1997 with a strong balance sheet. Total inventory decreased $35.5 million compared to the end of fiscal 1996. It is expected that debt levels will increase during the second half of the fiscal year due to the repurchase of Cuddy Farms, Inc. stock and seasonal increases in finished goods inventories. Net working capital was $103.8 million, down from $144.6 million at June 29, 1996, due largely to lower inventory levels. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 52.3%, down from 55.1% at the end of fiscal 1996. As of December 28, 1996, total debt has been reduced by $36.4 million since fiscal year-end.

Capital Resources

The Company s capital spending for the quarter was $2.1 million, primarily for replacement of existing equipment, safety requirements, or projects with rapid pay backs. Depreciation expense was $7.1 million. On a year to date basis, capital spending was $4.6 million and depreciation expense was $14.3 million. The projected capital budget for fiscal 1997 remains at $15 million, although this amount may be increased based on long-term strategic projects and industry conditions.

On December 18, 1996, the Board of Directors approved the regular quarterly dividend of $0.06 per share payable on February 7, 1997.

Management negotiated a waiver of the fixed charge covenant for the quarter ended December 28, 1996 from its senior note lenders. The Company is continuing discussions to modify certain of its senior note agreements. The modifications to the senior note agreements are expected to give the Company the flexibility necessary to meet the demands of the current difficult operating environment.

The Company remains in material compliance with all regulatory requirements at the present time. WLR Foods will adopt SFAS No. 123, Accounting for Stock Based Compensation in fiscal 1997, and will elect the disclosure provisions of the statement and continue to account for stock-based compensation in accordance with APB Opinion No. 25. This accounting standard is not anticipated to materially impact the financial position of the Company or results of operations at the time of adoption.

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


                      PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

On December 2, 1996, the registrant issued 45,000 shares of its no par common stock to Jennings Ice Company of Lynchburg, Virginia (Jennings), in connection with the acquisition by the Registrant's wholly owned subsidiary, Cassco Ice & Cold Storage, Inc. (Cassco) of substantially all the assets of Jennings. The acquired assets included Jennings' ice merchandisers, inventory, machinery and equipment, and ice inventories. The shares, which were issued to a single purchaser with no general advertising, were not registered under the Securities Act of 1933, but were instead issued in reliance on Section 4(2) of the Securities Act. Consequently, the resale of the shares is restricted, and the certificates are legended accordingly.

As reported on Form 8-K, filed by the Registrant with the Securities Exchange Commission on October 10, 1995, on September 29, 1995 and January 11, 1996, the Registrant issued a total of 456,936 shares of its no par common stock in connection with its acquisition of the chicken processing assets of New Hope Feeds, Inc. and its affiliate, Economy Truck Leasing, Inc. Valued for purposes of this transaction at $6,028,700, the issued shares represented a portion of the total purchase price of $16,103,222. The stock was issued to Crestar Bank as trustee for the benefit of New Hope Feeds, Inc. and Economy Truck Leasing, Inc, and is subject to the terms of a Voting Trust Agreement which will expire in September 1999. Given the limited number of investors, the acquisitive nature of the transaction and the fact that, pursuant to the terms of the voting trust, the stock may not be resold to the public for a period of four years except under limited circumstances, the stock was not registered, but was issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933.

On June 22, 1995, the Registrant issued for cash $22,000,000 of its 7.47% Senior Notes, Series B, due June 1, 2007 to a syndicate of 13 institutional investors. First Union National Bank of North Carolina served as placement agent for the Registrant. The securities were sold to a limited number of sophisticated, accredited investors, all of whom represented that they were purchasing the Notes for the purpose of investing and not with a view toward resale or distribution, and were sold with extensive disclosure and without general advertising. Consequently, the Notes were issued in reliance on Section 4(2) of the Securities Act. In addition, the Registrant took advantage of the safe harbor provided by Rule 506, filing Form D with the Securities Exchange Commission on August 21, 1995.

On August 29, 1994, the Registrant acquired substantially all the assets of the turkey processing division of Cuddy Farms, Inc. (Cuddy), in exchange for 1,774,999 shares (as adjusted for a 3 for 2 stock split on May 12, 1995) of its no par value common stock. The stock was issued to Crestar Bank as trustee for the benefit of Cuddy pursuant to a Voting Trust Agreement dated August 29, 1994, which Agreement will terminate August 29, 1998. The stock issued in connection with the Cuddy acquisition was exempt from registration under Section 4(2), given the single purchaser, the acquisitive nature of the transaction and the four-year holding period imposed by virtue of the voting trust. The transaction was reported by the Registrant on Form 8-K, filed with the Commission on September 13, 1994.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Form 8-K

               None.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 11th day of February, 1997, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                   WLR FOODS, INC.


                                   ___/s/ Robert T. Ritter___________
                                          Robert T. Ritter, Chief
                                          Financial Officer and duly
                                          authorized signator for
                                          Registrant

                             EXHIBIT INDEX

Exhibit No.         Description

27                  Financial Data Schedule