Form 10-Q
period 1997-03-29
WLR FOODS INC
filed 1997-05-13
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 1997

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at May 9, 1997 was 16,585,834 shares.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                                  Thirteen weeks ended
In thousands, except per share data                         March 29,      March 30,
                                                                1997          1996
Net sales                                                    $222,225       $216,263
Cost of sales                                                 211,244        203,543
                                                             --------       --------
   Gross profit                                                10,981         12,720
Selling, general and administrative expenses                   22,991         21,994
                                                             --------       --------
   Operating loss                                             (12,010)        (9,274)
Other expense:
   Interest expense                                             3,261          2,271
   Miscellaneous (income)                                        (124)           (65)
                                                             --------       --------
   Other expense                                                3,137          2,206
                                                             --------       --------
Loss before income taxes and minority interest                (15,147)       (11,480)
Income tax benefit                                             (5,524)        (4,419)
Minority interest in net earnings
  of consolidated subsidiary                                       14              1
                                                             --------       --------
NET LOSS                                                      ($9,637)       ($7,062)
                                                             ========       ========
NET LOSS PER COMMON SHARE                                      ($0.56)        ($0.40)

AVERAGE COMMON SHARES OUTSTANDING                              17,107         17,625

CASH DIVIDENDS DECLARED PER COMMON SHARE (Note 6)                   0          $0.06

See accompanying Notes to Consolidated Financial Statements.

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                                    Thirty-nine weeks ended
In thousands, except per share data                           March 29,      March 30,
                                                                 1997           1996
Net sales                                                     $758,785        $734,856
Cost of sales                                                  716,065         652,887
                                                              --------        --------
   Gross profit                                                 42,720          81,969
Selling, general and administrative expenses                    70,576          72,377
                                                              --------        --------
   Operating income (loss)                                     (27,856)          9,592
Other expense:
   Interest expense                                              9,369           6,453
   Miscellaneous (income)                                         (916)           (268)
                                                              --------        --------
   Other expense                                                 8,453           6,185
                                                              --------        --------
Earnings (loss) before income taxes and minority interest      (36,309)          3,407
Income tax expense (benefit)                                   (13,249)          1,308
Minority interest in net earnings of consolidated subsidiary        40              22
                                                              --------        --------
NET EARNINGS(LOSS)                                            ($23,100)         $2,077
                                                              ========        ========
NET EARNINGS(LOSS) PER COMMON SHARE                             ($1.32)          $0.12

AVERAGE COMMON SHARES OUTSTANDING                               17,514          17,483

CASH DIVIDENDS DECLARED PER COMMON SHARE (Note 6)                $0.12           $0.18

See accompanying Notes to Consolidated Financial Statements.

                          WLR FOODS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                                March 29,   June 29,
                                                                  1997        1996
                                                              (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                        $287        $724
   Accounts receivable, less allowance for
   doubtful accounts of $1,560 and $708                           67,659      79,932
   Inventories (Note 2)                                          157,754     171,951
   Income taxes receivable                                           209      10,802
   Other current assets                                           13,490       4,275
                                                                --------    --------
    Total current assets                                         239,399     267,684

Property, plant and equipment, net                               162,875     177,268
Other assets                                                       7,571       6,751
                                                                --------    --------
TOTAL ASSETS                                                    $409,845    $451,703
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                                            $12     $30,776
   Current maturities of long-term debt                            4,622       7,983
   Excess checks over bank balances                               13,462      14,788
   Trade accounts payable                                         31,987      31,997
   Accrued expenses                                               24,115      23,887
   Deferred income taxes                                          10,673      12,574
   Other current liabilities                                           0       1,061
                                                                --------    --------
    Total current liabilities                                     84,871     123,066

Long-term debt, excluding current maturities                     168,228     138,510
Deferred income taxes                                              8,406       8,849
Minority interest in consolidated subsidiary                         584         552
Other liabilities and deferred credits                             3,502       3,392

Common stock subject to repurchase                                 8,875      17,750

Shareholders' equity:
   Common stock, no par value.                                    62,953      61,981
   Additional paid-in capital                                      2,974       2,974
   Retained earnings                                              69,452      94,629
                                                                --------    --------
    Total shareholders' equity                                   135,379     159,584
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $409,845    $451,703
                                                                ========     =======



See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                               Thirty-nine weeks ended
Dollars in thousands                                        March 29,   March 30,
                                                               1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                         ($23,100)      $2,077
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in)operating activities:
Depreciation and amortization                                 21,218       20,915
Gain on sale of property, plant and equipment                     (1)        (108)
Deferred income taxes                                         (2,344)        (298)
Other, net                                                       547          335
Change in operating assets and liabilities:
  (net of acquired businesses):
   Decrease in accounts receivable                            12,273        3,388
   Decrease(Increase) in inventories                          14,197      (37,615)
   Decrease(Increase) in other current assets                  1,378       (3,339)
   Increase(Decrease) in accounts payable                        (10)       3,773
   (Decrease)Increase in accrued expenses and other              338       (3,493)
                                                            --------     --------
Net Cash Provided by (Used in) Operating Activities           24,496      (14,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                    (6,978)     (16,619)
Cash used in acquisition, (including costs)                        0      (10,563)
Proceeds from sales of property, plant and equipment             209          784
(Investments in) disposals of other assets                    (1,367)         819
Minority interest in net earnings of consolidated
  subsidiary                                                      32           16
                                                            --------     --------
Net Cash Used in Investing Activities                         (8,104)     (25,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                         (55,643)     (13,892)
Proceeds from long-term debt                                  81,999       43,000
Notes payable to banks (net of principal payments)           (30,764)       3,150
Increase (decrease) in checks drawn not presented             (1,326)      12,292
Issuance of common stock                                         972          977
Repurchase of common stock                                    (8,875)      (2,821)
Dividends paid                                                (3,192)      (3,148)
                                                            --------     --------
Net Cash (Used in) Provided by Financing Activities          (16,829)      39,558
                                                            --------     --------
Decrease in Cash and Cash Equivalents                           (437)        (370)

Cash and Cash Equivalents at Beginning of Fiscal Year            724          706
                                                            --------     --------
Cash and Cash Equivalents at End of Period                      $287         $336
                                                            ========     ========
Supplemental cash flow information:
Cash paid (refunded) for:
   Interest                                                   $6,882       $5,213
   Income taxes                                              (10,418)       2,449


The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

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

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned and majority-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 29, 1997, and the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 29, 1997 and March 30, 1996, and the consolidated statements of cash flows for the thirty-nine weeks ended March 29, 1997 and March 30, 1996 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

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

2. Inventories

A summary of inventories at March 29, 1997 and June 29, 1996 follows:


                                  (unaudited)
Dollars in thousands               March 29,      June 29,
                                      1997          1996

Live poultry and breeder flocks      $77,131       $71,263
Processed poultry and meat products   49,863        66,895
Packaging supplies, parts and other   18,036        18,051
Feed, grain and eggs                  12,724        15,742
                                    --------      --------
Total inventories                   $157,754      $171,951
                                    ========      ========


3.  Acquisition

In December 1996, the company issued 45,000 shares of common stock to acquire an ice operation in Lynchburg, Virginia. The acquisition was recorded as a purchase by the Company's subsidiary, Cassco Ice & Cold Storage, Inc. The total value of the transaction including costs was $581,000.


4.  Acquisition of Common Stock

On January 20, 1997, the company entered into an agreement to repurchase 1,774,999 shares (approximately 10% of the outstanding shares of its common stock) from Cuddy Farms, Inc. at $10 per share, in a private transaction. Fifty percent of the shares were repurchased  in  January  1997,  25%  were repurchased  on  March  30,
1997(subsequent to the quarter close), and the final 25% is scheduled to be repurchased in late June 1997.

5. Debt Refinancing and Modification

The Company completed the refinancing of its bank debt during early February. The new facility is a three year $160 million revolver, which will be used for general corporate purposes. The new facility replaces the revolving credit note and two bank term notes. The debt is unsecured with an interest rate based on the London Inter-Bank Offering Rate plus a spread determined by WLR Foods, Inc.'s debt to capital ratio, calculated on a quarterly basis. The loan matures in February 2000.

WLR Foods, Inc. also modified its long-term private placement debt to conform to the bank loan mentioned above. Interest payments have increased by 1% over the original rates of the notes but may be returned to original levels under the conditions as defined in the revised agreements.

6. Stock Dividend

On March 20, 1997, the Company's Board of Directors declared a stock dividend that was distributed on May 2, 1997 to shareholders of record on April 11, 1997. In lieu of the regular cash dividend, the dividend was paid in stock with .00525 shares being distributed for each share of common stock outstanding.

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations


General

WLR   Foods,  Inc.  (the  Company)  is   a  fully  integrated  poultry
production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Combined costs of corn and soybean meal in poultry processed during the quarter remained at levels as high as were seen in the same quarter of 1996. Higher market prices for grain increased feed costs for the first three quarters by approximately $46 million over year to date fiscal 1996 levels. Due to excess supply, commodity prices for turkey products dropped well below levels experienced last year.

Operating performance in the broiler business has continued to improve but operating results in turkey will require significant improvement in order to return to historical levels of profitability. Although higher than normal feed costs remain a concern to both our chicken and turkey operations, dramatically improved results in turkey will also be dependent on selling prices which are more reflective of the costs to produce the product and improved turkey health; particularly in our Carolina operations. Recent industry statistics reflect a decline in the number of turkeys being placed on farms for grow-out. However, it still remains to be seen if these declines will translate into the significant reduction in pounds needed to bring supply and demand into balance and permit reasonable prices to be obtained.

On January 20, 1997 the Company announced it had entered into a private agreement to purchase 1,774,999 shares (approximately 10% of the outstanding shares of its common stock) from Cuddy Farms, Inc. for $10 per share. Fifty percent of the shares were purchased in mid January, 25% were purchased subsequent to the close of the third quarter and the remaining shares (25%) are scheduled to be purchased in June of 1997. The purchase will be financed through the Company's revolving credit facility.

On February 6, 1997, the Company completed the refinancing of its Bank Revolving Credit Agreement. Borrowings under the new facility replace those under the previous revolving credit facility, a $30 million borrowing made in June 1996 and approximately $19 million of long term debt. The new facility amends certain financial covenants and will mature in the year 2000.

Prior to the close of the quarter, WLR Foods, Inc. amended the covenants of the two private placement senior debt facilities that are currently in place. The amendments align the covenants of the senior debt and also the Bank Revolving Credit Agreement and give the Company increased operating flexibility.

On March 20, 1997, the Company s Board of Directors declared a stock dividend that was distributed on May 2, 1997 to shareholders of record on April 11, 1997. In lieu of the regular cash dividend, the dividend was paid in stock with .00525 shares being distributed for each share of common stock outstanding.

The Company also announced plans to double the capacity of its Goldsboro, North Carolina chicken complex from 325,000 to 650,000 birds per week. The $8 million expansion will include the building of a new hatchery and additional growout and processing plant equipment to handle the increased production. When completed in the first half of calendar year 1998, the expansion will include the addition of a second shift at the processing plant and approximately 300 new jobs.

Additionally, the Company announced it would be reducing production at its Marshville, North Carolina turkey complex in an effort to reduce the impact of Poult Enteritis Mortality Syndrome (PEMS), a disease affecting turkeys in that region. Placements of poults to one-third of North Carolina producers will be suspended until a cure has been found for PEMS. The Company took a $1.5 million charge during the third quarter to cover costs associated with the cutback.

Results of Operations

Net sales increased $6.0 million or 2.8%, while sales pounds increased 9.5% for the quarter ended March 29, 1997 compared to the same period last year. Chicken sales pounds increased 6.0%, and the average realized sales price for chicken was up 0.4% compared to the third quarter last year. Turkey sales pounds increased 18.7%, while the average realized sales price decreased 12.6% compared to the same quarter last year. Average quoted commodity prices for whole chicken and turkey for the third quarter were mixed with chicken 9.0% higher and turkey 8.3% lower.

For the thirty-nine weeks, net sales increased $23.9 million or 3.3%, primarily due to a 5.6% increase in chicken sales pounds and a 2.5% increase in the average selling price of chicken. The volume increase in chicken was due to the acquisition of the Goldsboro operations early in the second quarter of 1996. A 3.4% increase in sales pounds for turkey products was offset by a 4.1% decrease in the average realized selling price. Average quoted commodity poultry prices were mixed for the first nine months with chicken 8.8% higher and turkey 7.1% lower.

Cost of sales increased $7.7 million or 3.8% for the quarter. Feed costs in the poultry processed were approximately $2 million lower compared to the same period last year. Prices for corn averaged 19.1% lower while soybean meal prices were 13.2% higher in the quarter compared to one year earlier.

For the nine month period cost of sales was up $63.2 million or 9.7% primarily due to increased feed costs. The delivered costs for grain which had decreased throughout the second quarter of the fiscal year, trended higher during the third quarter. The delivered corn and soybean meal prices were about 7% and 28% higher, respectively, for the nine months ended March 29, 1997 than in the prior year.

The third quarter gross profit decreased $1.7 million or 13.7%, and the gross margin decreased from 5.9% to 4.9% as compared to the same quarter last year. The decrease is primarily attributed to lower average selling prices for turkey.

For  the thirty-nine  weeks gross  profit decreased $39.3  million or
47.9%.  The gross margin  decreased from 11.2% to 5.6%.   Higher sales
volume and prices for chicken were offset by high feed costs and lower average realized selling prices for turkey.

Selling, general and administrative expenses increased $1.0 million or 4.5% compared to the third quarter last year, or from 10.2% to 10.3%
as a  percent of sales.   The third quarter increase  is attributed to
freight costs driven by larger volumes of product sold. 0 Year to date selling, general and administrative expenses decreased $1.8 million or 2.5%, a drop from 9.8% to 9.3% as a percentage of sales, primarily due to the effects of cost reductions initiated last year.

Interest expense was up $1.0 million for the quarter and $2.9 million for the fiscal year due to higher levels of borrowing this year.

For the quarter, the income tax benefit increased from $4.4 million to $5.5 million due to a larger current quarter loss. For the first nine months, income taxes decreased from an expense of $1.3 million to a benefit of $13.2 million due to the loss for the year. The tax rate decrease for both periods was due to limitations on the use of operating losses in some states where the Company does business.

For the third quarter the Company had a net loss of $9.6 million or $0.56 per share compared to a net loss of $7.1 million or $0.40 per share for the same period last year. For the thirty-nine weeks the Company had a net loss of $23.1 million or $1.32 per share compared to earnings of $2.1 million or $0.12 per share last year.

Financial Condition and Liquidity

Total inventory was $14.2 million lower compared to the end of fiscal year 1996. All of the decrease was in finished goods where holdings were reduced by $17 million. Debt levels have increased during the third quarter of the fiscal year due to the repurchase of Cuddy Farms, Inc. stock and seasonal increases in finished goods inventories. Net working capital was $154.5 million, up from $144.6 million at June 29, 1996, due largely to the company's debt refinancing. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 57.3% up from 55.1% at the end of fiscal 1996.

Capital Resources

The Company s capital spending for the quarter was $2.9 million, primarily for replacements of existing equipment, safety requirements, and projects with rapid pay backs. Depreciation expense was $6.9 million. On a year to date basis, capital spending was $7.0 million and depreciation expense was $21.2 million. Looking forward to fiscal 1998, the Company anticipates spending approximately $15 million for capital projects.


The Company completed the refinancing of its bank debt during early February. The new facility is a three year $160 million revolver, which will be used for general corporate purposes. The new facility replaces the revolving credit note and two bank term notes. The debt is unsecured with an interest rate based on the London Inter-Bank Offering Rate plus a spread determined by WLR Foods, Inc. s debt to capital ratio, calculated on a quarterly basis. The loan matures in February 2000.

WLR Foods, Inc. also modified its long-term private placement debt to conform to financial covenants under the bank loan discussed above. Interest payments have been increased by 1% over the original rates of the notes but may be returned to original levels under the conditions as defined in the revised agreements.

The Company remains in material compliance with all regulatory requirements at the present time. WLR Foods will adopt SFAS No. 123, Accounting for Stock Based Compensation in fiscal 1997, and will elect the disclosure provisions of the statement and continue to account for stock-based compensation in accordance with APB opinion No. 25. This accounting standard is not anticipated to materially impact the financial position of the Company or the results of operations at the time of adoption. The Company will adopt FASB Statement 128, "Earnings Per Share" in fiscal 1998. The statement serves to simplify the computation of earnings per share, and will not have an impact on the Company s operations or financial position.

Company performance expectations or "forward looking statements" expressed from time to time are always subject to the possible material impact of any risks of the business. These risks include weather conditions impacting grain production and harvesting and live growout of poultry; feed supplies and prices; supplies and selling prices of poultry and competing meats; consumer preferences; governmental and regulatory intervention in the export/import of poultry; changes in the regulations governing production processes; and fluctuations in the general business climate.

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4.1 Credit Agreement, dated as of January 1, 1997, with First Union National Bank of Virginia and others.

               4.2 Loan Agreement, dated as of January 1, 1997, with First Union National Bank of Virginia.

               4.3 Agreement of the Company, dated May 6, 1997, to furnish a copy of the Third Amendment, dated as of March 1, 1997, to the Note Agreement, dated May 1, 1991, with The Minnesota Mutual Life Insurance Company and others.

               4.4 Agreement of the Company, dated May 6, 1997, to furnish a copy of the First Amendment, dated as of March 1, 1997, to the Note Agreement, dated June 1, 1995, with respect to the issuance of certain long-term debt.

               27   Financial Data Schedule

          (b)  Form 8-K

               Reporting Date March 26, 1997.  Item Reported.
               Item 5. Other Events. WLR Foods, Inc. announced the declaration of a stock dividend of 0.00525 shares per outstanding share of stock, the expansion of its Goldsboro, North Carolina chicken complex and the reduction of turkey production at its Marshville, North Carolina facility.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 13th day of May, 1997, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                   WLR FOODS, INC.


                                   ___/s/_Robert T. Ritter_________
                                   Robert T. Ritter, Chief Financial
                                   Officer and duly authorized
                                   signatory for Registrant

                             EXHIBIT INDEX

Exhibit No.                        Description

4.1 Credit Agreement, dated as of January 1, 1997, with First Union National Bank of Virginia and others.

4.2 Loan Agreement, dated as of January 1, 1997, with First Union National Bank of Virginia.

4.3 Agreement of the Company, dated May 6, 1997, to furnish a copy of the Third Amendment, dated as of March 1, 1997, to the Note Agreement, dated May 1, 1991, with The Minnesota Mutual Life Insurance Company and others.

4.4 Agreement of the Company, dated May 6, 1997, to furnish a copy of the First Amendment, dated as of March 1, 1997, to the Note Agreement, dated June 1, 1995, with respect to the issuance of certain long-term debt.

27             Financial Data Schedule