Form 10-K
period 1997-06-28
WLR FOODS INC
filed 1997-09-26
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 28, 1997
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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


Securities registered pursuant               Name of exchange on which
to Section 12(b) of the Act:                         registered


             N/A                                    N/A

Securitis registered pursuant to Section 12(g) of the Act:

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

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 22, 1997 was approximately $126,486,468. As of that date 16,282,050 shares of the registrant's common stock were issued and outstanding.

                                PART I

Item 1.    BUSINESS.

General

     WLR Foods, Inc. (with its subsidiaries, "WLR" or the "Company") was incorporated in the Commonwealth of Virginia in 1984. WLR is a leading producer, processor and marketer of poultry-based products, including fresh, frozen and further processed chicken and turkey. The Company markets products under its Wampler Foods brand trademark and under various private labels to customers in the retail, foodservice and institutional markets, as well as to export customers in more than 64 countries. In 1997, WLR was ranked the second largest turkey producer by Turkey World magazine, the eighth largest further processor of poultry by Meat & Poultry magazine and the fourteenth largest chicken producer by Broiler Industry. Company sales for fiscal 1997 were $1.014 billion, including approximately $400 million of chicken products and $490 million of turkey products, and representing approximately 565 million pounds of chicken and 530 million pounds of turkey. Remaining sales were comprised of feed, ice, nonpoultry distribution and by-product sales.

     The Company markets a full line of chicken and turkey products, including individually packaged fresh and frozen whole birds, fresh and frozen bulk parts, fresh and frozen tray packs of individual parts and a large assortment of further processed products. By offering a broad array of products, the Company is able to shift production among whole birds, parts and further processed products in response to changes in customer demands and product prices. WLR is also actively expanding its offering of further processed products, which offer consumers added convenience and taste while generating higher margins for WLR, and for which grain costs represent a smaller percentage of overall production cost. Further processed products include a variety of salads, sliced luncheon meats, turkey burgers and sausage, ground turkey and chicken and various fully cooked breast products.

     WLR markets branded, as well as, private label poultry products to retailers, fast food operators, foodservice and institutional customers primarily in the eastern United States, as well as to
customers in  the  upper  Midwest  and  California.   The  Company  is
positioning itself as a full-service supplier to these customers for poultry-based products, offering a broad assortment of branded and private label products across multiple price points. In addition, WLR continues to expand its export sales, which have grown from 4% of total Company sales in 1990 to 10% of sales in 1997.

     The Company is vertically integrated and controls the growing of its poultry, and the processing, preparation, packaging and marketing of its products. Such integration enables WLR to ensure a consistently high degree of product quality, and to adjust its product mix to changes in the prices of products, changes in customer requirements and to geographic imbalances in supply. As an integrated producer, the Company also has opportunities to reduce operating costs, improve operating efficiency and deliver a higher yield of harvestable birds to its processing plants through improvements in processing facilities, automation and the active monitoring and management of its breeder stock, hatching and growing conditions and feed components.

     In addition to its poultry operations, the Company operates a cold storage and ice manufacturing and distribution business through its Cassco Ice & Cold Storage, Inc. ("Cassco") operating subsidiary. Cassco is a leading ice producer and distributor in the mid-Atlantic region of the United States. In 1997, Cassco generated sales of $19.2 million.

     On July 25, 1997, the Company sold its 65% interest in May Supply Company, Inc., a wholesale distributor of plumbing supplies and equipment.

Poultry Production

     WLR Foods' primary operations include the breeding, hatching, grow-out and processing of turkeys and chickens. For fiscal 1997, WLR Foods produced approximately 561 million pounds of dressed turkey and 622 million pounds of dressed chicken.

     WLR Foods purchases breeder stock turkey eggs which it hatches and places with growers who supply labor and housing to produce breeder flocks. These breeder flocks produce eggs that are taken to the company-owned turkey hatchery for incubation and hatching into poults, providing approximately 53% of the Company's poult supply. The balance of the Company's poults are purchased from Cuddy Farms, Inc. (not affiliated with WLR Foods). In its chicken operations, WLR Foods purchases breeder flock chicks and places them with growers who supply labor and housing to raise the birds. The birds are then moved to breeder farms where they begin providing eggs, which are in turn transported to company-owned hatcheries. Once hatched, day-old poults and chicks are inspected and vaccinated against common poultry diseases. In total, WLR Foods contracts with 200 breeder growers who grow approximately one-half of WLR Foods' turkey, and all of WLR Foods' chicken, breeder flocks.

     In February, 1997, the Board of Directors approved the investment of $8 million for the construction of a new hatchery at the Goldsboro, North Carolina facility and the implementation of a second shift. The Company is in the process of completing the hatchery and anticipates that it will be fully operational before the end of the calendar year. A second shift at the adjacent processing facility will permit the Company to leverage its fixed plant expenses by spreading such expenses over a greater volume of product, thereby minimizing per unit cost. The expansion has been anticipated by the Company since it acquired the facility in September 1995.

     After hatching and vaccination, poults and chicks are transported to one of WLR Foods' approximately 886 contract growers located in Virginia, West Virginia, Pennsylvania, Maryland, North Carolina and South Carolina who supply labor and housing to raise the turkeys and chickens to maturity. WLR Foods supplies feed primarily from company-owned feedmills and provides grower support through WLR Foods' technicians and veterinarians.

     Grow-out and breeder farms provide WLR Foods with more than 57 million square feet of growing facilities. These farms typically are grower-owned and operate under contract with WLR Foods, providing facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 99% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

     An important factor in the grow-out of poultry is the rate at which poultry converts feed into body weight. The Company purchases it primary feed ingredients on the open market. These ingredients consist primarily of corn and soybean meal. Because the quality and composition of feed is critical to the feed conversion rate, WLR Foods formulates and manufactures a majority of its feed at one of its five feedmills. WLR Foods has an annual feed manufacturing capacity of approximately 2 million tons and anticipates no difficulty in meeting the Company's feed requirements in the future.

     Once the turkeys and chickens reach marketable weight, they are transported in WLR Foods' trucks to one of its eight poultry processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys and chickens for sale or preparation for further processing. Some further processing, such as deboning and skinning, is also conducted in a number of these processing plants. Additional further processing, including slicing, grinding, marinating, spicing and cooking to produce delicatessen products, frankfurters, meat salads, ground turkey and chicken, and food service products is conducted at the Company's two further processing plants.

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

     The following table approximates sales revenues from WLR Foods' products for the last three fiscal years.

                            Fiscal 1997    Fiscal 1996     Fiscal 1995
                            -----------    -----------     -----------
(Dollars in Millions)

Chicken, fresh and frozen      $400           $380            $310
Turkey, fresh and frozen        490            485             480
Ice/Warehousing                  19             19              18
Distribution, Feed and Other    105            114             101
                               ----           ----            ----
Total Net Sales              $1,014           $998            $909
                             ======           ====            ====

Competition

     The poultry industry is highly competitive. WLR Foods markets its products in competition with larger and smaller poultry companies on the basis of price, quality and service, with WLR Foods' greatest competition coming from four or five of the country's larger poultry producers and processors. The pricing of poultry products is so competitive that any company with a cost advantage is in a favorable competitive position. Seasonal increases in production and customer buying patterns contribute to fluctuations in prices which are controlled more by supply and demand than by cost of production. WLR Foods primarily markets its chicken products in the highly competitive eastern sections of the United States.

Seasonality

     In general, the Company's sales are relatively stable throughout the year. However demand for chicken and further processed products is typically strongest in May through August while demand for turkey products is typically strongest in September through December. Management responds to this seasonality by attempting to manage operating volumes and inventory levels, and the associated working capital requirements, to meet expected demand. As a consequence, the Company's short-term borrowings typically peak in the third and fourth quarters of each fiscal year, reflecting the buildup of turkey product inventories.

Trademarks and Patents

     As of August 1996, the Company's Wampler Foods subsidiary began marketing products under the trademarks WAMPLER FOODS and WAMPLER FOODS and design, which have applications for registration pending at the U.S. Patent and Trademark Office. Wampler Foods continues to market its products under the trademarks WAMPLER-LONGACRE and design, TRIM FREE, COLONY FARMS, DINOSAUR WINGS, POULTRY PARTNERS, POULTRY PARTNERSHIP, KAFETERIA KIT and THE DELI ROAST COLLECTION and design, all of which are federally registered trademarks. Products are also sold under the LEAN LITE DELI, ROUND HILL, FARMER'S CHOICE and VALLEY PRIDE marks. Following the acquisition of Cuddy Foods, Wampler Foods obtained the right to market products under various marks using the CUDDY name. Wampler Foods ceased packing products under the CUDDY marks as of July 1, 1997. Wampler Foods continues to market its export and foreign military sales under the COLONEL ROCKINGHAM design and ROCKINGHAM trademarks, as well as the WAMPLER FOODS trademark.

     Cassco distributes its products under the federally registered trademark CASSCO.

     Wampler Foods holds a patent for pasteurized salads and a patent for processing turkey.

Government Contracts

     WLR Foods' government contracts are a small segment of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product is delivered, within a one- to two-month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had less than $0.5 million of governmental contracts outstanding as of June 28, 1997, compared to approximately $0.1 million as of June 29, 1996.

Foreign Sales

     WLR Foods' export sales constituted approximately 10% of its total annual sales in each of fiscal 1997 and 1996, compared to 8% for fiscal year 1995. Wampler Foods has a full-time staffed export sales office which coordinates export sales efforts on behalf of WLR Foods. Export sales originate from that office and use independent brokers as needed. Sales are made to customers in over 64 countries.

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

Raw Materials

     WLR Foods' largest cost is for basic feed ingredients, namely corn and soybean meal. Feed grains are commodities and, as such, are subject to volatile price changes caused by weather, size of harvest, changes in demand, transportation and storage cost and the agricultural policies of the United States and foreign governments. Although WLR Foods can, and sometimes does, purchase grain in the forward markets, it cannot completely eliminate the potential adverse effect of grain price increases. The Company uses futures contracts and forward purchases to hedge the risk of fluctuating grain prices. The results of closed hedging transactions become part of the cost of the related inventory items, and gains and losses in the market value of open hedging contracts are reported as an adjustment to the carrying amount of the hedged item.

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

     Wampler Foods' North Carolina facilities hold a total of thirteen environmental permits, all of which were issued by the North Carolina Department of Environment, Health & Natural Resources. The Monroe turkey processing plant holds three permits: an industrial wastewater discharge permit which requires process wastewater to be pretreated prior to discharge to a regional sewer system, a stormwater permit which regulates stormwater discharges, and an air permit which regulates boiler emissions. The Marshville turkey processing plant holds an industrial wastewater discharge permit and stormwater permit which are similar to the counterpart permits held by the Monroe facility. In addition, the Marshville facility holds a stormwater permit which regulates cooling water and boiler blowdown discharges. The Wingate feedmill holds a stormwater permit which regulates stormwater discharges and an air permit which regulates emissions from boilers, bagfilters, and related equipment. The Goldsboro feedmill and Jones County grain elevator each hold an air permit issued for the control and abatement of dust. Finally, the Goldsboro chicken processing facility holds three environmental permits, a general stormwater permit, an industrial user pretreatment permit providing for the pretreatment of certain wastewater before discharge to the City of Goldsboro Control Authority, and an air permit regulating certain combustion equipment.

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

Employees

     WLR Foods employed over 8,500 persons as of June 28, 1997, none of whom were covered by a collective bargaining agreement.

Item 2.   PROPERTIES.

     WLR Foods' eight poultry processing facilities and two further processing plants are located in Virginia, West Virginia, Pennsylvania
and  North   Carolina,  and  have   a  total  slaughter   capacity  of
approximately 650,000 turkeys per week (single shift) and 3.3 million chickens per week (double shift, except in the Goldsboro plant, which
currently  operates a  single shift).   During  the coming  winter the
Goldsboro  plant  will move  to a  double  shift, which  will  add 0.3
million chickens per week to the Company's  capacity.   WLR Foods owns
and operates five feedmills with a production capacity of approximately 2 million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 360,000 poults per week and three chicken hatcheries with a production capacity of approximately 3.5 million chicks per week; freezer and cold storage for finished products with approximately 5.2 million cubic feet of capacity; and two protein conversion plants with a total production capacity of
4,500  tons  of  raw  product  weekly.    The  diversity,  number  and
geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities, as market
conditions  change.    The  Company's  assets  are  depreciated  on  a
straight-line basis, based on the following asset lives:

               Land Improvements             10-20 years
               Buildings & Improvements      5-20 years
               Machinery & Equipment         3-17 years
               Transportation Equipment      3-6 years

     Cassco operates public refrigerated facilities at five locations with approximately 9.2 million cubic feet. These facilities are located close to major food processors in Virginia, West Virginia and North Carolina. Cassco also operates seven ice manufacturing facilities in Virginia, West Virginia and Washington, D.C. with a capacity of approximately 1,200 tons per day.

Item 3.   LEGAL PROCEEDINGS.

     On March 8, 1996, suit was filed against WLR Foods and its wholly owned subsidiary, WLR Poultry Products, Inc., New Hope Feeds, Inc. and Equipment Truck Leasing, Inc. (collectively, "New Hope") and the principal shareholders of New Hope, by Case Foods, Inc. and its wholly owned subsidiary, Case Farms of North Carolina, Inc. (collectively, "Case"). The suit, filed in the Burke County, North Carolina, General Court of Justice, Superior Court Division, arises from the September 29, 1995 acquisition by the Company of the chicken processing plant, live production assets, and inventory of New Hope (the "Acquisition").

     The complaint maintains that the Acquisition was in violation of a right of first refusal previously granted by New Hope to Case. The suit also maintains that the Acquisition was in violation of a letter of intent between New Hope and Case, and in contravention of certain oral promises and representations claimed to have been made by New Hope. In addition to breach of contract and other claims against New Hope, the claims against WLR Foods and its subsidiary include tortious interference with contract, tortious interference with prospective advantage, and unfair and deceptive trade practices under North Carolina law. The Complaint seeks monetary damages of an unspecified amount from WLR Foods and New Hope, some of which are requested to be trebled pursuant to North Carolina law.

     The Company intends to defend vigorously against the claims made by Case, and does not expect the litigation to have a material effect on the Company or its financial statements. Moreover, in connection with the Acquisition, the Company entered into an Indemnification Agreement with New Hope, secured by a Stock Escrow Agreement, pursuant to which New Hope is obligated to defend WLR Foods, and to indemnify WLR Foods for certain liabilities arising from the Acquisition, specifically including liabilities arising from this litigation. The escrow account currently holds 318,332 shares of WLR Foods Common Stock.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended June 28, 1997.

Executive Officers of the Registrant

     The following information is given regarding WLR Foods' executive officers.

______________________________________________________________________________
Name and Position                   Principal Occupation
with the Company           Age      During the Last Five Years
______________________________________________________________________________
James L. Keeler            62       Chief Executive Officer since February
President                           1988
Chief Executive Officer

James L. Mason <F1>        47       President of Wampler Foods since January
Executive Vice President            1994; previously, General Manager and
President                           President of Wampler-Longacre Turkey, Inc.
Wampler Foods, Inc.                 since April 1990


Robert T. Ritter           46       Chief Financial Officer since June 1996;
Chief Financial                     previously, Private Investor and  Financial
Officer                             Consultant; Controller and Treasurer of
Treasurer and Secretary             American Cyanamid Co.

John J. Broaddus           47       Executive Vice President since June 1996;
Executive Vice President            previously, Vice President of Wampler
Wampler Foods, Inc.                 Longacre, Inc. since 1994 and President
                                    of Cassco since 1990

Jane T. Brookshire         51       Vice President of Human Resources since
Vice President of                   October 1993; previously, Director of
Human Resources                     Human Resources for WLR Foods

Ruth J. Mack               42       Executive Vice President of Sales and
Executive Vice President            Marketing since May 1997; previously,
of Sales and Marketing              Executive Vice President for Marketing and
Wampler Foods, Inc.                 Sales for Just Born, Inc., Bethlehem,
                                    Pennsylvania from 1994 to 1997, and Director
                                    of Marketing for Pepsi Cola Company from
                                    1989 to 1994

Robert W. Lauffenberger    61       Special Assistant to the President and Chief
Special Assistant to the            Executive Officer since May 1997; previously,
President and Chief                 President of Con Agra Turkey Company from 1994
Executive Officer                   to 1995, and President of Rocco Turkeys, Inc.
                                    from 1988 to 1993
_______________

<F1>  James L. Mason is the son of Herman D. Mason, who is Vice Chairman of the
      Company's Board.

                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.

     Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market System as of March 7, 1989. The range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years is incorporated by reference to Note 12 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit
13.3. As of September 22, 1997, the approximate number of shareholders of record was 4,000.

Item 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each of the fiscal years in the ten-year period ended June 28, 1997 is incorporated by reference to the table entitled "Financial Highlights" in the Annual Report, attached hereto as Exhibit 13.1. A summary of significant accounting policies and business acquisitions and dispositions is incorporated by reference to Notes 1 and 2 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.3.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is incorporated by reference to that section in the Annual Report, attached hereto as Exhibit 13.2.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item, except for the required financial statement schedule, is incorporated by reference to the Consolidated Financial Statements and Notes thereto in the Annual Report, attached hereto as Exhibit 13.3. The required financial statement schedule is included on page 13 of this report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during WLR Foods' two most recent fiscal years or any subsequent interim period.

                               PART III

Items 10 - 13 inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in September 1997, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, executive officers and beneficial owners of more than 10% of the outstanding common stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in common stock. Based on copies of those reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner for the fiscal year ended June 28, 1997, except that a Form 3 was not filed for Robert W. Lauffenburger on a timely basis upon his becoming an executive officer of the Company. A Form 3 was filed promptly upon discovery of the error.


                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits

Financial Statements

Consolidated Statements of Operations - Fiscal years ended
June 28, 1997, June 29, 1996 and July 1, 1995

Consolidated Balance Sheets - June 28, 1997 and June 29, 1996

Consolidated Statements of Shareholders' Equity - Fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

Consolidated Statements of Cash Flows - Fiscal years ended
June 28, 1997, June 29, 1996 and July 1, 1995

Notes to Consolidated Financial Statements - Fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

Financial Statement Schedules

Independent Auditors' Report on Schedules


Schedule II - Valuation and Qualifying Accounts

Schedules not included in this Item have been omitted because they are
either   not  applicable  or  the   information  is  included  in  the
Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K

     No reports  on Form 8-K were filed  during the quarter ended June
28, 1997.

(c)  Exhibits

     See Exhibit Index.



       [The remainder of this page is intentionally left blank.]

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WLR Foods, Inc.


                         By:______/S/ James L. Keeler________________
                              Its President & Chief Executive Officer

                              Date: September 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         ______/s/ James L. Keeler_____________
                              President & Chief Executive Officer

                         Date: September 26, 1997


                         ______/s/ Robert T. Ritter____________
                              Chief Financial Officer

                         Date: September 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 26, 1997.


     Signature                     Title

____________________________________         Director
     George E. Bryan*


____________________________________         Director
     Charles L. Campbell*


____________________________________         Director
     Stephen W. Custer*


____________________________________         Director
     Calvin G. Germroth*


____________________________________         Director
     William H. Groseclose*


____________________________________         Director
     J. Craig Hott*


____/s/ James L. Keeler_____________         Director
     James L. Keeler


____________________________________         Director
     Herman D. Mason*

____________________________________         Director
     Charles W. Wampler, Jr.*


____________________________________         Director
     William D. Wampler*



*By ______/s/ Robert T. Ritter_______
     Robert T. Ritter, attorney-in-fact

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders
WLR Foods, Inc.:

Under date of August 20, 1997, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended June 28, 1997, as contained in the June 28, 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the June 28, 1997 annual report on Form 10-K of WLR Foods, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                         KPMG Peat Marwick LLP

Richmond, Virginia
August 20, 1997


                                       WLR FOODS, INC.
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR FISCAL YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 and JULY 1, 1995
                                        (in thousands)

Description                            Balance at     Charged to     Charged to   Balance
                                       beginning      cost and       other        at end of
                                       of period      expenses       accounts     period

Fiscal year ended June 28, 1997
Allowance for Doubtful Accounts          $708           $946           $104        $1,550
                                         ----           ----           ----        ------
Total                                    $708           $946           $104        $1,550
                                         ====           ====           ====        ======

Fiscal year ended June 29, 1996
Allowance for Doubtful Accounts          $613           $297           $202          $708
                                         ----           ----           ----          ----
Total                                    $613           $297           $202          $708
                                         ====           ====           ====          ====

Fiscal year ended July 1, 1995
Allowance for Doubtful Accounts          $360           $686           $433          $613
                                         ----           ----           ----          ----
Total                                    $360           $686           $433          $613
                                         ====           ====           ====          ====

                                              13

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

4.6 Agreement of the Company, dated September 27, 1995, to furnish a copy of the Note Agreement, dated June 1, 1995 with respect to the issuance of certain long-term debt to the Securities and Exchange Commission upon its request, incorporated by reference to Exhibit 4.9 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

4.7 Credit Agreement, dated as of January 1, 1997, with First Union National Bank of Virginia and others, incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities Exchange Commission on May 13, 1997.

4.8 Loan Agreement, dated as of January 1, 1997, with First Union National Bank of Virginia, incorporated by reference to Exhibit
       4.2 of Form 10-Q filed with the Securities Exchange Commission on May 13, 1997.

4.9 Agreement of the Company, dated May 6, 1997, to furnish a copy of the Third Amendment, dated as of March 1, 1997, to the Note Agreement dated May 1, 1991, with the Minnesota Mutual Life Insurance Company and others, incorporated by reference to
       Exhibit 4.3 of Form 10-Q filed with the Securities Exchange Commission on May 13, 1997.

4.10 Agreement of the Company, dated May 6, 1997, to furnish a copy of the First Amendment, dated as of March 1, 1997, to the Note Agreement dated June 1, 1995, with respect to the issuance of certain long-term debt, incorporated by reference to Exhibit
       4.4 of Form 10-Q filed with the Securities Exchange Commission on May 13, 1997.

9.1 Voting Trust Agreement, dated September 29, 1995, incorporated by reference to Exhibit 9.2 of Form 10-K filed with the Securities and Exchange Commission on September 29, 1996.

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

10.4 Amendment, dated June 27, 1995, to Employment Agreement dated July 4, 1993, between the Registrant and James L. Keeler, incorporated by reference to Exhibit 10.4 of Form 10-K filed with the Securities and Exchange Commission on September 29, 1996.

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

10.9 Severance Agreement, dated June 20, 1996 between the Registrant and John J. Broaddus, incorporated by reference to Exhibit 10.9 of Form 10-K filed with the SEC on September 29, 1996.

10.10 Deferred Compensation Agreement, dated February 4, 1994 between the Registrant and Charles W. Wampler, Jr. incorporated by reference to Exhibit 10.9 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.11 Deferred Compensation Agreement, dated February 4, 1994 between the Registrant and Herman D. Mason incorporated by reference to
       Exhibit 10.10 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.12 Amendment to Deferred Compensation Agreement, dated July 25, 1996 between the Registrant and Herman D. Mason, incorporated by reference to Exhibit 10.13 of Form 10-K filed with the Securities and Exchange Commission on September 29, 1996.

10.13 Deferred Compensation Agreement, dated February 4, 1994, between the Registrant and George E. Bryan, incorporated by reference to Exhibit 10.11 to Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.14 Deferred Compensation Agreement, dated February 4, 1994, between the Registrant and William D. Wampler, incorporated by reference to Exhibit 10.12 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.15 1995 Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 of Form 10-K filed with the SEC on September 29, 1996.

10.16  Amendment  No.   One  to   1995  Deferred  Compensation   Plan,
       incorporated by reference to Exhibit 10.17 of Form 10-K filed with the SEC on September 29, 1996.

10.17 Severance Agreement, dated June 20, 1996 between the Registrant and Robert T. Ritter.

10.18 Severance Agreement, dated May 13, 1997 between the Registrant and Jane T. Brookshire.

10.19  Severance  Agreement,  dated  February  4,  1994  between   the
       Registrant and Henry L. Holler.

10.20 Trust Under WLR Foods, Inc. Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.18 of Form 10-K filed with the SEC on September 29, 1996.

10.21 Description of Plan to Issue Stock for Director Compensation, incorporated by reference to Exhibit 10.19 of Form 10-K filed with the SEC on September 29, 1996.

13.1 Financial highlights, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1997.

13.2 Management's Discussion and Analysis, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1997.

13.3 Consolidated Financial Statements and Notes to Consolidated Financial Statements, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1997.

13.4   Independent   Auditor    Report    on  Consolidated   Financial
       Statements, from the Registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1997.

21     List of Subsidiaries of the Registrant.

23     Consent of Independent Certified Public Accountants.

24     Power of Attorney.

27     Financial Data Schedule.