Form 10-Q
period 1997-09-27
WLR FOODS INC
filed 1997-11-12
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 27, 1997

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at November 6, 1997 was 16,290,095 shares.

                       PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                          WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                               Thirteen weeks ended
In thousands, except per share data                   SEPTEMBER 27,   SEPTEMBER 28,
                                                           1997           1996

Net sales                                                   $251,552       $272,135
Cost of sales                                                229,324        258,503
                                                            --------       --------
   Gross profit                                               22,228         13,632
Selling, general and administrative expenses                  25,269         23,242
                                                            --------       --------
   Operating loss                                             (3,041)        (9,610)
Other expense (income):
   Interest expense                                            4,367          3,080
   Miscellaneous expense (income)                               (554)            36
                                                            --------       --------
   Other expense                                               3,813          3,116
                                                            --------       --------
Loss before income taxes and minority interest                (6,854)       (12,726)
Income tax benefit                                            (2,468)        (4,644)
Minority interest in net earnings of consolidated
  subsidiary                                                      66             13
                                                            --------       --------
NET LOSS                                                     ($4,452)       ($8,095)
                                                              ======         ======
NET LOSS PER COMMON SHARE                                     ($0.27)        ($0.46)

AVERAGE COMMON SHARES OUTSTANDING                             16,242         17,697

CASH DIVIDENDS DECLARED PER COMMON SHARE (Note 5)                 --             --

See accompanying Notes to Consolidated Financial Statements.


                       WLR FOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                   September 27,   June 28,
                                                        1997         1997
ASSETS                                              (unaudited)
Current Assets
   Cash and cash equivalents                                $260         $283
   Accounts receivable, less allowance for
       doubtful accounts of $1,237 and $708               68,389       72,462
   Inventories (Note 2)                                  160,010      165,551
   Income taxes receivable                                     -        4,567
   Other current assets                                    2,248        2,301
                                                        --------     --------
    Total current assets                                 230,907      245,164

Property, plant and equipment, net                       155,952      159,426
Deferred income taxes                                      7,202        4,996
Other assets                                               6,386        7,142
                                                         -------      -------
TOTAL ASSETS                                            $400,447     $416,728
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                                     --       $4,031
   Current maturities of long-term debt                 $196,370      186,391
   Excess checks over bank balances                        6,165       12,118
   Trade accounts payable                                 32,603       35,005
   Accrued expenses                                       24,521       26,657
   Deferred income taxes                                  10,229       12,359
                                                        --------     --------
    Total current liabilities                            269,888      276,561

Long-term debt, excluding current maturities               4,631        5,040
Minority interest in consolidated subsidiary                  --          592
Other liabilities and deferred credits                     3,607        3,539

Common stock subject to repurchase                            --        4,438

Shareholders' equity:
   Common stock, no par value                             65,379       64,206
   Additional paid-in capital                              2,974        2,974
   Retained earnings                                      53,968       59,378
                                                        --------     --------
    Total shareholders' equity                           122,321      126,558
                                                        --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $400,447     $416,728
                                                        ========     ========
See accompanying Notes to Consolidated Financial Statements.

                          WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                Thirteen weeks ended
Dollars in thousands                                   September 27, September 28,
                                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    ($4,452)       ($8,095)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
Depreciation and amortization                                 6,658          7,203
Gain on sale of property, plant and equipment                  (305)           (92)
Deferred income taxes                                        (4,336)          (963)
Other, net                                                     (159)           208
Change in operating assets and liabilities:
   Decrease(increase) in accounts receivable                  4,073            (47)
   Decrease in inventories                                    5,541          9,998
   Decrease in other current assets                           4,620          2,408
   (Decrease)increase in accounts payable                    (2,402)           252
   Decrease in accrued expenses and other                    (2,068)          (151)
                                                             ------         ------
Net Cash Provided by Operating Activities                     7,170         10,721

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                   (3,994)        (2,441)
Proceeds from sales of property, plant and equipment          1,115             55
(Investments in) disposals of other assets                      323           (119)
                                                             ------         ------
Net Cash Used in Investing Activities                        (2,556)        (2,505)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of long-term and revolver debt, net of
  principal payments on long-term debt                        9,570        (13,296)

Notes payable to banks (net of principal payments)           (4,031)         1,991
Increase (decrease) in checks drawn not presented            (5,953)         3,552
Issuance of common stock                                        215            312
Repurchase of common stock                                   (4,438)            --
Dividends paid                                                   --         (1,061)
                                                             ------         ------
Net Cash Used in Financing Activities                        (4,637)        (8,502)
                                                             ------         ------
Decrease in Cash and Cash Equivalents                           (23)          (286)

Cash and Cash Equivalents at Beginning of Fiscal Year           283            724
                                                             ------         ------
Cash and Cash Equivalents at End of Period                     $260           $438
                                                             ======         ======
Supplemental cash flow information:
Cash paid (refunded) for:
   Interest                                                  $3,105         $1,659
   Income taxes refunded                                     (3,310)        (3,899)

The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries


1.   Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 27, 1997, and the consolidated statements of operations for the thirteen weeks ended September 27, 1997 and September 28, 1996, and the consolidated statements of cash flows for the thirteen weeks ended September 27, 1997 and September 28, 1996 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements for Form 10-Q and accordingly, do not contain certain information included in the Company's annual consolidated financial statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended June 28, 1997. In both, the accounting policies and principles used are consistent in all material respects. Certain fiscal 1997 amounts have been reclassified to conform with fiscal 1998 presentations.


2.   Inventories

A summary  of  inventories at  September 27,  1997 and  June 28,  1997 follows:


                                          (unaudited)
Dollars in thousands                      September 27,           June 28,
                                              1997                  1997
                                          -------------           --------
Live poultry and breeder flocks            $68,427                $74,984
Processed poultry and meat products         56,296                 53,981
Packaging supplies, parts and other         16,052                 17,188
Feed, grain and eggs                        19,235                 19,398
                                          --------                -------
Total inventories                         $160,010               $165,551
                                          ========               ========

3.   Acquisition of Common Stock

The Company completed the final repurchase of stock from Cuddy Farms, Inc. early in this quarter by purchasing approximately 446,000 shares of stock for $10 per share.


4.   Debt Refinancing and Modification

The Company's credit agreements contain covenants which require the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. The Company has classified $192 million of debt under these agreements as current liabilities since the waivers, related to certain covenants, which were obtained previously granted the Company relief only for the year ended June 28, 1997. As expected, as of the quarter ended September 27, 1997, the Company was not in compliance with the financial covenants in its credit agreements. In the absence of waivers, the lenders have the right to increase interest rates and/or require the repayments of such debt prior to normal maturity. Since the Company is negotiating amendments to the revolving credit facility and is actively exploring a refinancing to replace a portion of its existing debt, it has not requested waivers covering the period ended September 27, 1997.


5.   Stock Dividend

On June 24, 1997, the Company's Board of Directors declared a stock dividend that was distributed on August 1, 1997 to shareholders of record on July 11, 1997. In lieu of the regular cash dividend, the dividend was paid in stock with .0064 shares being distributed for each share of common stock outstanding.



Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations


WLR  Foods,  Inc.   (the  Company)  is  a   fully  integrated  poultry
production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Despite a reduction in revenues for the quarter versus the same quarter last year, the Company reported a $6.6 million reduction in its operating loss. Improved performance for the first quarter was the result of lower feed costs, better live performance and an improved mix of products sold in chicken, and stronger earnings from the Company s Cassco Ice & Cold Storage subsidiary.

The Company has continued to be negatively impacted by higher than normal feed costs since the third quarter of fiscal year 1996. Although feed costs decreased by approximately $18 million this quarter as compared to the same quarter last year, feed costs remained significantly above the more normal levels last seen in fiscal year 1995. Corn prices decreased, but were offset by higher soybean meal costs.

Results of Operations

Net sales for the quarter decreased 7.5% to $251.6 million as compared to $272.1 million for the same quarter last year. Chicken revenues for the quarter increased as compared to last year s first quarter primarily due to an increase in volume sold. This was partially offset by a decline in prices this quarter in comparison to strong pricing last year. Turkey revenues were down as prices and volume each declined from the same quarter last year.

Gross profit for the first quarter was $22.2 million or 8.8% of sales, an increase of $8.6 million, as compared to $13.6 million or 5.0% of sales in the first quarter of fiscal year 1997. This improvement was primarily attributable to a decrease of approximately $18 million in feed costs offset by sales price decreases in both chicken and turkey.

Selling, general and administrative expenses increased $2.0 million or 8.7% compared to the first quarter last year, or from 8.5% to 10.0% as a percent of sales. The increase was due to higher program costs related to sales of further processed products and increased freight costs driven by larger volumes of turkey export sales.

Interest expense was $1.3 million higher for the quarter due primarily to increased borrowing levels. For the quarter, the income tax benefit decreased $2.2 million from fiscal year 1997 levels due to the improved operating results.

The Company had a net loss of $4.5 million or $0.27 per share compared to a net loss of $8.1 million or $0.46 per share for the same period last year. The combined effect of fewer shares outstanding and higher interest costs resulting from the acquisition of the Company s common stock held by Cuddy Farms, Inc. increased the loss per share in the most recent quarter by approximately four cents per share.

Financial Condition and Liquidity

Total inventory was $5.5 million lower compared to the end of fiscal year 1997. All of the decrease was in live poultry where inventories were reduced by $6.6 million. Debt levels increased during the first quarter due to the final repurchase of stock held by Cuddy Farms, Inc., and the investment in the hatchery project at the Goldsboro, NC chicken complex. The ratio of total debt to total capital, including common stock subject to repurchase as debt, was 62.2%, up from 61.2% at the end of fiscal 1997.

The Company s credit agreements contain covenants which require the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. The Company has classified $192 million of debt under these agreements as current liabilities since the waivers, related to certain covenants, which were obtained previously, granted the Company relief only for the year ended June 28, 1997. As expected, as of the quarter ended September 27, 1997, the Company was not in compliance with the financial covenants in its credit agreements. In the absence of waivers, the lenders have the right to increase interest rates and/or require the repayment of such debt prior to normal maturity. Since the Company is negotiating amendments to the revolving credit facility and is actively exploring a refinancing to replace a portion of its existing debt, it has not requested waivers covering the period ended September 27, 1997.

Capital Resources

The Company s capital spending for the quarter was $4.0 million, primarily for the normal replacement of existing equipment, safety requirements, and projects with rapid pay backs (including the new hatchery and related equipment at the Goldsboro complex). Projected capital spending for fiscal 1998 is expected to be approximately $20 to $25 million. Depreciation expense during the quarter was $6.7 million.

The Company remains in material compliance with all regulatory requirements at the present time. WLR Foods will adopt FASB Statement 128, "Earnings Per Share" which serves to simplify the computation of earnings per share, during the second fiscal quarter of 1998 in the current fiscal year. The Company will also adopt FASB Statement 129, "Disclosure of Information about Capital Structure" which requires certain disclosures about capital structure. Neither statement is expected to have a material impact on the Company s operations or financial position.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 requires that companies report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. Both SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997.

The Company does not believe the adoption of these Statements of Financial Accounting Standards will have a significant impact on the Company s financial condition or results of operations.

Company performance expectations or "forward looking statements" expressed from time to time are always subject to the possible material impact of any risks of the business which could cause actual results to differ materially from those expected. These risks include weather conditions impacting grain production and harvesting and live growout of poultry; feed supplies and prices; supplies and selling prices of poultry and competing meats; consumer preferences; governmental and regulatory intervention in the export/import of poultry; changes in the regulations governing production processes; and fluctuations in the general business climate.

                      PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

On November 10, 1997, WLR Foods, Inc. and its wholly-owned subsidiary, WLR Poultry Products, Inc., obtained summary judgment in their pending litigation with Case Foods, Inc. and its subsidiary (Case). The complaint had alleged that the Company's 1995 acquisition of certain assets of New Hope Feeds, Inc. and its affiliates (New Hope) violated the terms of a right of first refusal previously granted by New Hope to Case. See the Company's Form 10-K for the year ended June 28, 1997, filed with the Securities and Exchange Commission on September 26, 1997. The Company anticipates that all appeal rights will be extinguished upon consummation of a pending settlement agreement among Case, the Company and other co-defendants.


Item 3.   Defaults Upon Senior Securities

The Company s Unsecured Bank Revolving Credit Facility, 9.41% Senior Unsecured Notes and 7.47% Senior Unsecured Notes contain covenants which require the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. As of September 27,
1997, the Company had outstanding debt under these agreements of approximately $195 million. As expected, as of the quarter ended September 27, 1997, the Company was not in compliance with the financial covenants in these credit agreements. In the absence of waivers, the lenders have the right to increase interest rates and/or require the repayment of such debt prior to normal maturity. Since the Company is negotiating amendments to the revolving credit facility and is actively exploring a refinancing to replace a portion of its existing debt, it has not requested waivers covering the period ended September 27, 1997. All interest and principal payments on the Company s debt have continued to be made on a timely basis.


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting  of shareholders was held on  October 25,
1997 at 10:00 a.m. in Bridgewater, Virginia.   The voting results were
as follows:

________________________________________________________________________________
                                                Votes
                                                                       Broker
Proposal                    For     Against     Withheld  Abstention   Non-Votes
________________________________________________________________________________

#1 Election of Class A
Directors (to serve until
the 2000 Annual Meeting of
Shareholders)

J. Craig Hott            12,097,209             295,807
Herman D. Mason          12,103,757             289,259
Charles W. Wampler, Jr.  12,097,517             295,499

#2 Ratification of
Appointment of
Independent Auditor      12,327,375 42,906                  22,735

Item 5.   Other Information

James L. Mason, the President of the Company's Wampler Foods, Inc. subsidiary, has left the Company. In addition to his current responsibilities as President and Chief Executive Officer of WLR Foods, James L. Keeler will assume Mr. Mason's position.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27  Financial Data Schedule

               99  Press Release

          (b)  Form 8-K

     Reporting Date August 21, 1997. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported that it had obtained waivers from its lenders for noncompliance as of June 28, 1997, of certain financial covenants. The Company also announced it is exploring the private placement of up to $150,000,000 of senior subordinated notes.

     Reporting Date October 9, 1997. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported that it was suspending its quarterly stock dividends in response to concerns about record keeping and tax reporting issues, and that it would instead consider stock dividends on an annual basis.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 12th day of November, 1997, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                       WLR Foods, Inc.



                       ___/S/ Robert T. Ritter_____________________
                       Robert T. Ritter, Chief Financial Officer
                       and duly authorized signator for Registrant.

                             EXHIBIT INDEX


Exhibit No.            Description

27                   Financial Data Schedule

99                   Press Release

'