Form 10-Q
period 1997-12-27
WLR FOODS INC
filed 1998-02-10
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION   13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 27, 1997

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at February 6, 1998 was 16,319,132 shares.

                    PART 1.  FINANCIAL INFORMATION



Item 1.   Financial Statements

                         WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                               Thirteen weeks ended
In thousands, except per share data                  DECEMBER 27,   DECEMBER 28,
                                                         1997           1996
Net sales                                                $251,357         $264,424
Cost of sales                                             234,042          246,307
                                                          -------          -------
   Gross profit                                            17,315           18,117
Selling, general and administrative expenses               24,587           24,342
                                                          -------          -------
   Operating loss                                          (7,272)          (6,225)
Other expense:
   Interest expense                                         4,946            3,029
   Miscellaneous expense (income)                              97             (818)
                                                          -------          -------
   Other expense                                            5,043            2,211
                                                          -------          -------
Loss before income taxes and minority interest            (12,315)          (8,436)
Income tax benefit                                         (4,433)          (3,081)
Minority interest in net earnings of consolidated
subsidiary                                                   --                 13
                                                          -------          -------
NET LOSS                                                  ($7,882)         ($5,368)
                                                          =======          =======
BASIC AND DILUTED LOSS PER COMMON SHARE (NOTE 6)           ($0.48)          ($0.30)

AVERAGE COMMON SHARES OUTSTANDING                          16,298           17,927

CASH DIVIDENDS DECLARED PER COMMON SHARE                      --             $0.12

See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                               Twenty-six weeks ended
In thousands, except per share data                    DECEMBER 27,    DECEMBER 28,
                                                           1997            1996
Net sales                                               $502,908          $536,559
Cost of sales                                            463,364           504,821
                                                         -------           -------
   Gross profit                                           39,544            31,738
Selling, general and administrative expenses              49,856            47,584
                                                         -------           -------
   Operating loss                                        (10,312)          (15,846)
Other expense:
   Interest expense                                        9,313             6,109
   Miscellaneous income                                     (456)             (793)
                                                         -------           -------
   Other expense                                           8,857             5,316
                                                         -------           -------
Loss before income taxes and minority interest           (19,169)          (21,162)
Income tax benefit                                        (6,901)           (7,725)
Minority interest in net earnings of consolidated
  subsidiary                                                  66                26
                                                         -------           -------
NET LOSS                                                ($12,334)         ($13,463)
                                                         =======           =======
BASIC AND DILUTED LOSS PER COMMON SHARE (Note 6)          ($0.76)           ($0.75)

AVERAGE COMMON SHARES OUTSTANDING                         16,270            17,906

CASH DIVIDENDS DECLARED PER COMMON SHARE (Note 5)           --               $0.12

See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                     December 27,     June 28,
                                                         1997           1997
                                                      (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                               $5,528             $283
   Accounts receivable, less allowance for
       doubtful accounts of $1,487 and $1,550.             64,063           72,462
   Inventories (Note 2)                                   135,456          165,551
   Income taxes receivable                                   --              4,567
   Other current assets                                     2,943            2,301
                                                          -------          -------
    Total current assets                                  207,990          245,164

Property, plant and equipment, net                        155,523          159,426
Deferred income taxes                                      13,116            4,996
Other assets                                                8,076            7,142
                                                          -------          -------
TOTAL ASSETS                                             $384,705         $416,728
                                                          =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                                    --             $4,031
   Current maturities of long-term debt                   195,181          186,391
   Excess checks over bank balances                          --             12,118
   Trade accounts payable                                  31,274           35,005
   Accrued expenses                                        23,501           26,657
   Deferred income taxes                                   11,997           12,359
                                                          -------          -------
    Total current liabilities                             261,953          276,561

Long-term debt, excluding current maturities                4,456            5,040
Minority interest in consolidated subsidiary                 --                592
Other liabilities and deferred credits                      3,612            3,539

Common stock subject to repurchase                           --              4,438

Shareholders' equity :
   Common stock, no par value.                             65,624           64,206
   Additional paid-in capital                               2,974            2,974
   Retained earnings                                       46,086           59,378
                                                          -------          -------
    Total shareholders' equity                            114,684          126,558
                                                          -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $384,705         $416,728
                                                          =======          =======
See accompanying Notes to Consolidated Financial Statements.

                          WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                 twenty-six weeks ended
Dollars in thousands                                       December 27,  December 28,
                                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      ($12,334)    ($13,463)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
Depreciation and amortization                                   13,190       14,289
(Gain) loss on sale of property, plant and equipment               (59)           6
Deferred income taxes                                           (8,482)      (2,344)
Other, net                                                         (72)         965
Change in operating assets and liabilities:
   Decrease in accounts receivable                               8,399          307
   Decrease in inventories                                      30,095       35,475
   Decrease in other current assets                              3,925        6,499
   (Decrease)Increase in accounts payable                       (3,731)       3,546
   Decrease in accrued expenses and other                       (3,083)      (1,801)
                                                               -------      -------
Net Cash Provided by Operating Activities                       27,848       43,479

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                     (10,756)      (4,583)
Proceeds from sales of property, plant and equipment             1,528           97
Investments in other assets                                     (1,454)        (237)
                                                               -------      -------
Net Cash Used in Investing Activities                          (10,682)      (4,723)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of revolver debt                         10,000         --
Payments on long-term debt                                      (1,794)      (5,646)
Notes payable to banks (net of principal payments)              (4,031)        (776)
Increase (decrease) in checks drawn not presented              (12,118)      (1,274)
Issuance of common stock                                           460          661
Repurchase of common stock                                      (4,438)        --
Dividends paid                                                    --         (2,125)
                                                               -------      -------
Net Cash Used in Financing Activities                          (11,921)     (39,160)

                                                               -------      -------
Increase (decrease) in Cash and Cash Equivalents                 5,245         (404)

Cash and Cash Equivalents at Beginning of Fiscal Year              283          724
                                                               -------      -------
Cash and Cash Equivalents at End of Period                      $5,528         $320
                                                               =======      =======
Supplemental cash flow information:
Cash paid (refunded) for :
   Interest                                                     $7,444       $4,604
   Income taxes refunded                                        (3,113)     (10,091)

The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.
See accompanying Notes to Consolidated Financial Statements.

              Notes to Consolidated Financial Statements
                   WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 27, 1997, and the consolidated statements of operations for the thirteen and twenty-six weeks ended December 27, 1997 and December 28, 1996, and the consolidated statements of cash flows for the twenty-six weeks ended December 27, 1997 and December 28, 1996 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals. Interim results are not necessarily indicative of results for the entire fiscal year.

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


2. Inventories

A summary of inventories at December 27, 1997 and June 28, 1997 follows:

                                           (unaudited)
Dollars in thousands                       December 27,     June 28,
                                               1997           1997

Live poultry and breeder flocks                $65,112       $74,984
Processed poultry and meat products             37,686        53,981
Packaging supplies, parts and other             16,296        17,188
Feed, grain and eggs                            16,362        19,398
                                               -------       -------

Total inventories                             $135,456      $165,551
                                               =======       =======



3.  Acquisition of Common Stock

The Company completed the final repurchase of stock from Cuddy Farms, Inc. in the first quarter of fiscal year 1998 by purchasing approximately 446,000 shares of stock for $10 per share.



4. Debt Refinancing and Modification

The Company's credit agreements contain covenants which require the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. The Company has classified $191 million of the debt under these agreements as current liabilities since the waivers, related to certain covenants, which were obtained previously, granted the Company relief only for the year ended June 28, 1997. As expected, as of the quarter ended December 27, 1997, the Company was not in compliance with the financial covenants in its credit agreements. In the absence of waivers, the lenders have the right to require the repayment of such debt prior to normal maturity and have increased interest rates on the Bank Revolving Credit facility. Since the Company is negotiating a restructuring of its current facilities, it has not requested waivers for the period ended December 27, 1997.


5. Stock Dividend

On June 24, 1997, the Company's Board of Directors declared a stock dividend that was distributed on August 1, 1997 to shareholders of record on July 11, 1997. In lieu of the regular cash dividend, the dividend was paid in stock with .0064 shares being distributed for each share of common stock outstanding.


6. Earnings Per Share

The Company adopted FASB No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15, on December 27, 1997. This statement serves to simplify the computation of earnings per share, and requires restatement of all prior periods presented in conformity with the statement. Options to purchase shares of the Company's common stock were outstanding during the periods presented, but these options were not included in the computation of diluted earnings per share because the effect of including these options would have been anti-dilutive.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

During the second fiscal quarter of 1998, sales pricing declined by approximately $13.5 million due primarily to unusually strong chicken pricing in the prior year. Despite the decline in prices, gross margins remained steady at approximately 6.9% due to lower feed ingredient costs and improved live performance in both chickens and turkeys.

For the quarter ended December 27, 1997, the Company
recognized a benefit of $11 million from reduced grain costs when
compared to the second quarter of fiscal year 1997.   However, grain
prices still remain above those recorded in the second quarter of fiscal 1996 when feed costs began to increase sharply from more normal levels.


Results of Operations

Net sales for the quarter decreased 4.9% to $251.4 million as compared to $264.4 million for the same quarter last year. Chicken revenues decreased during the quarter in comparison to last year as pricing declined approximately 10% from the unusually strong prior year markets. An increase in volume and a shift in mix toward higher value products were not sufficient to offset the price declines as year to year revenues decreased 4%. Turkey revenues during the quarter declined about 3% from the same period last year due primarily to a decline in market pricing.

For the twenty-six weeks ended December 27, 1997, net sales decreased 6%. Chicken revenues remained relatively constant for the six-month period as compared to the same period last year as an increase in the volume shipped offset softer pricing. Turkey revenues were off about 5% on a combination of reduced pricing and lower commodity volume.

Gross profits decreased $0.8 million for the second quarter versus the second quarter last year, while gross margin was 6.9% in both years. Decreases in poultry pricing for the quarter of about $13.5 million versus the prior year quarter more than offset an $11 million improvement in grain costs.

Gross profits increased $7.8 million for the six month period ending December 27, 1997 when compared to the same period last year. Margins improved to 7.9% from 5.9% last year; feed ingredient costs declined $29 million for the six month period but were largely offset by product price decreases.

Selling, general and administrative expenses increased $0.2 million, or 1% over second quarter levels last year, and increased $2.3 million, or 4.8% on a year to date basis. As a percent of sales, selling, general and administrative expenses went from 9.2% for the quarter ended December 28, 1996 to 9.8% for the second quarter of fiscal year 1998. As a percent of sales, year to date selling, general and administrative expenses increased from 8.9% for the six months ended December 28, 1996 to 9.9% in the current year. The increase is primarily due to higher program costs related to sales of further processed products, increased freight costs and generally lower sales prices, in both chicken and turkey.

Interest expense increased $1.9 million for the quarter, and $3.2 million for the first six months of the fiscal year. The increase was due to higher borrowing levels and interest rates. Last year's second fiscal quarter included a non-recurring $0.8 million benefit to other income due primarily to the settlement in the Company's favor of a pricing dispute with a supplier.

The Company had a net loss of $7.9 million, or $0.48 per share for the second quarter ended December 27, 1997, compared to a net loss of $5.4 million, or $0.30 per share for the same quarter last year. The current year to date net loss was $12.3 million, or $0.76 per share, compared to a net loss of $13.5 million, or $0.75 per share for the six months ended December 28, 1996. The effects of the acquisition of the Company's common stock held by Cuddy Farms, Inc. on both interest costs and total shares outstanding increased the loss per share in the current quarter and six months year to date as compared to last year by approximately six and ten cents per share, respectively.


Financial Condition and Liquidity

By December 27, 1997, inventories decreased $30.1 million as compared to the end of fiscal year 1997. Debt levels have increased $4.2 million since June 28, 1997, primarily due to the final repurchase of stock held by Cuddy Farms, Inc.

The Company's credit agreements contain covenants which require the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. The Company has classified $191 million of debt under these agreements as current liabilities since waivers, related to certain covenants, which were granted earlier provided the Company with relief only for the year ended June 28, 1997. As expected, as of the six months ended December 27, 1997, the Company was not in compliance with the financial covenants in its credit agreements. In the absence of waivers, the lenders have the right to require the repayment of related debt prior to normal maturity and have increased the interest rate on the Bank Revolving Credit facility. Since the Company is negotiating the restructuring of its credit facilities, it has not requested waivers for the period ended December 27, 1997.

Capital Resources

The Company's capital spending for the quarter was $6.8 million and $10.8 million for the six months ended December 27, 1997. The purchases were primarily for replacements of existing equipment, the previously announced new hatchery and expansion at the Goldsboro complex, and other projects with rapid pay backs. Depreciation expense was $6.5 million for the quarter and $13.2 million for the year to date. Projected capital spending for fiscal 1998 is expected to approximate $25 to $30 million assuming that the recently announced conversion of the Marshville plant from a turkey complex to a chicken complex proceeds on schedule.

The Company remains in material compliance with all regulatory requirements at the present time. In the current fiscal year, the Company will adopt FASB Statement No. 129, "Disclosure of Information about Capital Structure," which requires certain disclosures about capital structure. The statement is not expected to have an impact on the Company's operations or financial position.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires that companies report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. Both SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of these statements will have a significant impact on the Company's financial condition or results of operations.

The Company is aware of the issues associated with the "Year 2000" problem as the millennium approaches. Given the recent implementation and upgrading of the Company's information systems, management does not feel that the Year 2000 issue will have a material impact on its financial condition.

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

                      PART II.  OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

The Company's Unsecured Bank Revolving Credit Facility, 9.41% Senior Unsecured Notes and 7.47% Senior Unsecured Notes contain covenants which require the maintenance of minimum tangible net worth, as defined, and certain other financial ratios. As of December 27, 1997, the Company had outstanding debt under these agreements of approximately $195 million. As expected, as of the quarter ended December 27, 1997, the Company was not in compliance with the financial covenants in these credit agreements. In the absence of waivers, the lenders have the right to require the repayment of such debt prior to normal maturity and have increased interest rates on the Bank Revolving Credit facility. Since the Company is negotiating a restructuring of its credit facilities, it has not requested waivers covering the period ended December 27, 1997. All interest and principal payments on the Company's debt have continued to be made on a timely basis.


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

27 Financial Data Schedule

(b)Form 8-K

Reporting Date October 9, 1997. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported the suspension of its quarterly stock dividend in response to bookkeeping and tax reporting concerns raised by shareholders and brokers. The Board will instead consider stock dividends on an annual basis.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 10th day of February, 1998, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.


WLR FOODS, INC.


___/S/ Robert T. Ritter______________
Robert T. Ritter, Chief Financial
Officer and duly authorized signature
for Registrant

                             EXHIBIT INDEX



Exhibit No.                     Description

27                              Financial Data Schedule