Form 10-Q
period 1998-03-28
WLR FOODS INC
filed 1998-05-12
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 28, 1998

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of Registrant's Common Stock, no par value, at May 6, 1998 was 16,379,041 shares.

                           PART 1.  FINANCIAL INFORMATION



Item 1.     Financial Statements

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                                   Thirteen weeks ended
In thousands, except per share data                      MARCH 28, 1998 MARCH 29, 1997

Net sales                                                      $215,133       $222,225
Cost of sales                                                   203,151        211,244
                                                                -------        -------
   Gross profit                                                  11,982         10,981
Selling, general and administrative expenses                     23,522         22,991
                                                                -------        -------
   Operating loss                                               (11,540)       (12,010)
Other expense:
   Interest expense                                               6,262          3,261
   Other, net                                                      (202)          (124)
                                                                -------        -------
   Other expense                                                  6,060          3,137
                                                                -------        -------
Loss before income taxes and minority interest                  (17,600)       (15,147)
Income tax benefit                                               (6,336)        (5,524)
Minority interest in net earnings of consolidated
  subsidiary                                                          0             14
                                                                -------        -------
NET LOSS                                                       ($11,264)       ($9,637)
                                                                =======        =======
BASIC AND DILUTED LOSS PER COMMON SHARE (NOTE 6)                 ($0.69)        ($0.56)



See accompanying Notes to Consolidated Financial
Statements.

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)                                                Thirty-nine weeks ended
In thousands, except per share data                      MARCH 28, 1998 MARCH 29, 1997
Net sales                                                      $718,041       $758,785
Cost of sales                                                   666,516        716,065
                                                                -------        -------
   Gross profit                                                  51,525         42,720
Selling, general and administrative expenses                     73,378         70,576
                                                                -------        -------
   Operating loss                                               (21,853)       (27,856)
Other expense:
   Interest expense                                              15,575          9,369
   Other, net                                                      (659)          (916)
                                                                -------        -------
   Other expense                                                 14,916          8,453
                                                                -------        -------
Loss before income taxes and minority interest                  (36,769)       (36,309)
Income tax benefit                                              (13,237)       (13,249)
Minority interest in net earnings of
  consolidated subsidiary                                            66             40
                                                                -------        -------
NET LOSS                                                       ($23,598)      ($23,100)
                                                                =======        =======
BASIC AND DILUTED LOSS PER COMMON SHARE (NOTE 6)                 ($1.45)        ($1.30)


CASH DIVIDENDS DECLARED PER COMMON SHARE (Note 5)                     0          $0.12

See accompanying Notes to Consolidated Financial
Statements.

                            WLR FOODS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                          March 28, 1998  June 28, 1997
                                                         (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                       $284           $283
   Accounts receivable, less allowance for
   doubtful accounts of $1,243 and $1,550.                       60,584         72,462
   Inventories (Note 2)                                         142,357        165,551
   Income taxes receivable                                        1,032          4,567
   Other current assets                                           2,307          2,301
                                                                -------        -------
    Total current assets                                        206,564        245,164

Property, plant and equipment, net                              154,497        159,426
Deferred income taxes                                            18,553          4,996
Other assets                                                      6,612          7,142
                                                                -------        -------
TOTAL ASSETS                                                   $386,226       $416,728
                                                                =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                                           --          $4,031
   Current maturities of long-term debt                           1,997        186,391
   Excess checks over bank balances                               7,993         12,118
   Trade accounts payable                                        27,614         35,005
   Accrued expenses                                              27,870         26,657
   Deferred income taxes                                         12,155         12,359
                                                                -------        -------
    Total current liabilities                                    77,629        276,561

Long-term debt, excluding current maturities                    199,487          5,040
Minority interest in consolidated subsidiary                        --             592
Other liabilities and deferred credits                            3,656          3,539

Common stock subject to repurchase                                  --           4,438

Shareholders' equity :
   Common stock, no par value.                                   67,658         64,206
   Additional paid-in capital                                     2,974          2,974
   Retained earnings                                             34,822         59,378
                                                                -------        -------
    Total shareholders' equity                                  105,454        126,558
                                                                -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $386,226       $416,728
                                                                =======        =======
See accompanying Notes to Consolidated Financial
Statements.

                           WLR FOODS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                                 Thirty-nine weeks ended
Dollars in thousands                                      March 28,1998 March 29,1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      ($23,598)      ($23,100)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
Depreciation                                                    19,592         21,218
Gain on sale of property, plant and equipment                      (52)            (1)
Deferred income taxes                                          (13,761)        (2,344)
Other, net                                                        (287)            32
Change in operating assets and liabilities:
   Decrease in accounts receivable                              11,878         12,273
   Decrease in inventories                                      23,194         14,197
   Decrease in other current assets                              3,529          1,378
   (Increase) decrease in long term assets                         630           (820)
   Decrease in accounts payable                                 (7,391)           (10)
   Increase in accrued expenses and other                        1,330            338
                                                               -------        -------
Net Cash Provided by Operating Activities                       15,064         23,161

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                     (16,193)        (6,978)
Proceeds from sales of property, plant and equipment             1,582            209
                                                               -------        -------
Net Cash Used in Investing Activities                          (14,611)        (6,769)

CASH FLOWS FROM FINANCING ACTIVITIES:


Proceeds from issuance of revolver debt                         23,040         81,999
Payments on long-term debt                                      (6,423)       (55,643)
Financing Cost Paid                                             (5,174)             0
Notes payable to banks (net of principal payments)              (4,031)       (30,764)
Decrease in checks drawn not presented                          (4,125)        (1,326)
Issuance of common stock                                           699            972
Repurchase of common stock                                      (4,438)        (8,875)
Dividends paid                                                      --         (3,192)
                                                               -------        -------
Net Cash Used in Financing Activities                             (452)       (16,829)
                                                               -------        -------
Increase (decrease) in Cash and Cash Equivalents                     1           (437)

Cash and Cash Equivalents at Beginning of Fiscal Year              283            724
                                                               -------        -------
Cash and Cash Equivalents at End of Period                        $284           $287
                                                                =======       =======

Supplemental cash flow information:
Cash paid (refunded) for :
   Interest                                                    $13,026         $6,882
   Income taxes refunded                                        (3,149)       (10,418)


The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

Non-cash transactions in:

Fiscal 1998:
The Company issued 102,296 shares of stock in lieu of the regular cash dividend in the first quarter.

The Company issued 889,898 stock warrants in the third quarter relating to the debt refinancing; of these 266,969 were immediately exercisable and were recorded at a value of $1,695,256.

See accompanying Notes to Consolidated Financial Statements.

              Notes to Consolidated Financial Statements
                   WLR Foods, Inc. and Subsidiaries


1. Accounting Policies


The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 28, 1998, and the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 28, 1998 and March 29, 1997, and the consolidated statements of cash flows for the thirty-nine weeks ended March 28, 1998 and March 29, 1997 are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such consolidated financial statements have been included.
Such adjustments consisted only of normal recurring accruals. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements for Form 10-Q and, accordingly, do not contain certain information included in the Company's annual consolidated financial statements and notes. The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended June 28, 1997. In both, the accounting policies and principles used are consistent in all material respects. Certain fiscal 1997 amounts have been reclassified to conform with fiscal 1998 presentations.


2. Inventories

A summary of inventories at March 28, 1998 and June 28, 1997 follows:


(unaudited)
Dollars in thousands                March 28, 1998          June 28, 1997

Live poultry and breeder flocks     $ 63,656                $ 74,984
Processed poultry and meat products   45,948                  53,981
Packaging supplies, parts and other   16,305                  17,188
Feed, grain and eggs                  16,448                  19,398
                                     -------                 -------
Total inventories                   $142,357                $165,551
                                     =======                 =======

3.  Acquisition of Common Stock

The Company completed the final repurchase of its common stock from Cuddy Farms, Inc. early in fiscal year 1998 by purchasing approximately 446,000 shares of stock for $10 per share.



4. Debt Refinancing and Modification

As of February 26, 1998, the Company restructured its fixed rate Senior Unsecured Notes and variable rate Unsecured Bank Notes. The Company's new facility consists of a $110 million term loan, $42 million in bonds, and a $105 million revolving line of credit. The term loan, bonds, and line of credit have an initial maturity of January 1, 2000, which may be extended for another year under certain circumstances. The debt is secured by essentially all of the

Company's assets with interest on approximately half of the revolver and the term loan based on prime plus 225 basis points. The remaining amount of the outstanding revolver is priced according to the London Inter-Bank Offering rate plus 300 basis points or prime plus 175 basis points. In conjunction with the debt modification, the Company issued warrants to purchase 889,898 shares of common stock of the Company at $.01 per share. The warrants may be reduced if the debt is paid off by certain dates prior to maturity. Warrants totaling 266,969 were immediately exercisable and resulted in the recording of additional debt discount of $1.7 million. The Company also incurred approximately $5 million of fees and costs to the lenders in conjunction with the refinancing which are being amortized as additional interest costs over the term of the debt. In addition, the Company expensed approximately $1.1 million of legal, consulting and appraisal costs incurred in the refinancing.

5. Stock Dividend

On June 24, 1997, the Company's Board of Directors declared a stock dividend that was distributed on August 1, 1997 to shareholders of record on July 11, 1997. In lieu of the regular cash dividend, the dividend was paid in stock with .0064 shares being distributed for each share of common stock outstanding.

6. Earnings Per Share

The Company adopted FASB No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15, on December 27, 1997. This statement serves to simplify the computation of earnings per share and requires restatement of all prior periods presented in conformity with the statement. Options and contingent warrants to purchase shares of the Company's common stock were outstanding during the periods presented, but these options were not included in the computation of diluted earnings per share because the effect of including these options would have been anti-dilutive. Contingent shares, such as stock warrants, are included in the computation. The following table illustrates the computation:


                              3rd Qtr     3rd Qtr     YTD         YTD
                              03/28/98    03/29/97    03/28/98    03/29/97

Numerator - Net loss          ($11,264)   ($9,637)    ($23,598)   ($23,100)

Denominator:
Common shares outstanding       16,334     17,295       16,291      17,702
Effect of outstanding stock
warrants                            82          0           28           0
                                -------    -------      -------    -------
Basic and diluted weighted
average common shares
outstanding                     16,416     17,295       16,319      17,702
                                -------   -------      -------     -------
Basic and diluted earnings
per share                       ($0.69)    ($0.56)      ($1.45)     ($1.30)
                               =======    =======      =======     =======

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

For the third fiscal quarter, net sales decreased $7.1 million when compared to the same quarter last year. This decrease was primarily due to lower chicken and turkey prices approximating $8 million. Lower grain costs of approximately $6 million and improved live performance resulted in an increase in gross profit to 5.6% in the third quarter versus 4.9% for the same quarter last year. Increased interest costs, resulting from a combination of higher rates and borrowing levels, lowered net earnings despite the improvement in operating income.


Results of Operations

Net sales for the quarter decreased 3.2% to $215.1 million as compared to $222.2 million for the same quarter last year. Third fiscal quarter chicken revenues as compared to last year s third quarter decreased 1%, the result of a 4% decrease in prices offset by a 3% increase in volume sold. Turkey revenues were down 3% as prices declined 5% and volume increased about 2% from the same quarter last year.

For the first three quarters of fiscal 1998, net sales decreased 5% when compared to the same period last year. For the year to date in comparison to the same period last year, chicken and turkey pricing both declined, while volumes increased in chicken and declined slightly in turkey.

Improved grain costs and live performance resulted in savings of approximately $6 million and $3 million, respectively, for the third quarter of 1998 versus the same quarter of 1997 and were the primary factors in the increase in gross profits of $1.0 million. Gross profits as a percent of sales increased to 5.6% from 4.9% for the same quarter last year.

On a year-to-date basis, gross profits increased $8.8 million when compared to prior year-to-date results. Gross margins improved 1.6%, from the 5.6% earned in the thirty-nine weeks ended March 29, 1997 to 7.2% in the thirty-nine weeks ended March 28, 1998.

Selling, general and administrative expenses increased $0.5 million or 2.3% compared to the third quarter last year, or from 10.3% to 10.9% as a percent of sales. The increase was primarily due to approximately $1.1 million in one-time costs and expenses related to the debt refinancing partially offset by proceeds realized from the stock demutualization of the Company's health insurance administrator. Year to date selling, general and administrative expenses increased $2.8 million, or 0.9% as a percent of sales when compared to the same period last year. The increase is primarily due to higher program costs related to sales of further processed product, and lower sales prices in both chicken and turkey.

Interest expense was $3.0 million higher for the current quarter, and $6.2 million higher on a year to date basis. The increase is directly related to increased borrowing levels and higher interest rates.

For the quarter, the Company had a net loss of $11.3 million or $.69 per share compared to a net loss of $9.6 million or $.56 per share for the same period last year. For the thirty-nine weeks ended March 28, 1998, the Company had a net loss of $23.6 million or $1.45 per share compared to a net loss of $23.1 million or $1.30 per share for the thirty-nine weeks ended March 29, 1997. The effects of fewer shares outstanding due to the contractual repurchase of shares increased the loss per share in the current quarter and nine months year to date versus the same period in fiscal 1997 by four cents and eleven cents, respectively.


Financial Condition and Liquidity

The Company restructured its debt in February, 1998. The new facility consists of a $110 million term loan, $42 million in bonds, and a $105 million revolving line of credit. The debt is secured by essentially all of the Company's assets. Warrants were issued to purchase 889,898 shares of common stock of the Company at $.01 per share. The warrants may be reduced if the debt is paid off by certain dates prior to maturity.

Accounts receivable balances have decreased $11.9 million and inventories have decreased $23.2 million as compared to the end of fiscal year 1997. The majority of the decrease in inventory was in live poultry where inventories were reduced by $11.3 million. Debt levels have increased $6.0 million on a year to date basis and $1.8 million in the current quarter.

Capital Resources

The Company s capital spending for the quarter and for the nine months was $5.4 million and $16.2 million, respectively, primarily for replacements of existing equipment, safety requirements, and projects with rapid pay backs. Depreciation expense was $6.7 million for the quarter, and $19.6 million for the nine months. Projected capital spending for fiscal year 1998 is expected to total $20 to $25 million.

The Company is aware of the issues associated with the Year 2000 problem as the millennium approaches. Given the recent implementation and ongoing upgrading of most of the Company s information systems, management does not feel that costs related to the Year 2000 issue will have a material impact on its financial condition or results of operations.

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

                      PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See attached Exhibit Index

          (b)  Form 8-K

               Reporting Date January 27, 1998.  Item Reported -
     Item 5, Other Events. WLR Foods, Inc. announced its plans to convert the Marshville, North Carolina turkey complex to chicken production by Fall of 1998.

               Reporting Date February 26, 1998.  Item Reported -
     Item 5, Other Events. WLR Foods, Inc. announced the restructuring of its debt and the securing of an additional
     $55 million of borrowing capacity with a syndicate of lenders.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this _11_ day of May, 1998, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

                                   WLR FOODS, INC.


                                   __/S/ Robert T. Ritter__
                                   Robert T. Ritter, Chief
                                   Financial Officer and duly
                                   authorized signator for
                                   Registrant

                             EXHIBIT INDEX


Exhibit No.    Description

2.1            Revolving Credit Agreement, dated as of February
               25, 1998

2.2            Form of Revolving Credit Note, dated as of
               February 25, 1998

2.3            Term Loan Agreement, dated as of February 25, 1998

2.4            Form of Term Note, dated as of February 25, 1998

2.5            Warrant Holders Rights Agreement, dated as of
               February 25, 1998

2.6            Form of Warrant to Purchase Common Stock at $0.1
               Per Share

2.7            Security Agreement, dated as of February 25, 1998

2.8            WLR Foods, Inc. Pledge Agreement, dated as of
               February 25, 1998

2.9            Wampler Foods, Inc. Pledge Agreement, dated as of
               February 25, 1998

2.10           Note Purchase Agreement, dated as of February 25,
               1998

2.11           Form of Variable Rate Note, dated as of February
               25, 1998

2.12 Form of Subsidiaries Guaranty Agreement, dated as of February 25, 1998

27             Financial Data Schedule