Form 10-K405
period 1998-06-27
WLR FOODS INC
filed 1998-09-28
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 27, 1998
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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

               N/A                                N/A

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   __X__

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 22, 1998 was approximately $103,372,786. As of that date 16,453,145 shares of the registrant's common stock were issued and outstanding.

                                PART I

Item 1.   BUSINESS.

General

     WLR Foods, Inc. (with its subsidiaries, "WLR" or the "Company") was incorporated in the Commonwealth of Virginia in 1984. WLR is a leading producer, processor and marketer of poultry-based products, including fresh, frozen and further processed chicken and turkey. The Company markets products under its Wampler Foods (R) brand trademark and under various private labels to customers in the retail, foodservice and institutional markets, as well as to export customers in more than 70 countries. In 1998, WLR was ranked the third largest turkey producer by Turkey World magazine, the thirteenth largest chicken producer by Broiler Industry, and the seventh largest poultry company by Poultry magazine. Company sales for fiscal 1998 were $946 million, including approximately $393 million of chicken products and $457 million of turkey products, and representing approximately 561 million pounds of chicken and 510 million pounds of turkey. Remaining sales were comprised of feed, nonpoultry distribution and by-product sales.

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

     WLR markets branded, as well as, private label poultry products to retailers, fast food operators, foodservice and institutional customers nationwide, but primarily in the eastern United States. The Company is positioning itself as a full-service supplier to these customers for poultry-based products, offering a broad assortment of branded and private label products across multiple price points. In addition, WLR continues to expand its export sales, which have grown from 4% of total Company sales in 1990 to 10% of sales in 1998.

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

     During fiscal 1998, the Company operated a cold storage and ice manufacturing business through its Cassco Ice and Cold Storage, Inc. (Cassco) subsidiary, which generated sales of $29 million. In July 1998, the Company sold its Cassco subsidiary, and also completed the sale of its Goldsboro, North Carolina chicken complex. The volume lost from the sale of the Goldsboro complex will be replaced at the Marshville, North Carolina complex, which is currently being converted from turkey to chicken processing.

Poultry Production

     WLR Foods' primary operations include the breeding, hatching, grow-out and processing of turkeys and chickens. For fiscal 1998, WLR Foods produced approximately 535 million pounds of dressed turkey and 644 million pounds of dressed chicken.

     WLR Foods purchases breeder stock turkey eggs which it hatches and places with growers who supply labor and housing to produce breeder flocks. These breeder flocks produce eggs that are taken to the company-owned turkey hatchery for incubation and hatching into poults, providing approximately 61% of the Company's poult supply.
The balance of the Company's poults are purchased from Cuddy Farms, Inc. (not affiliated with WLR Foods). In its chicken operations, WLR Foods purchases breeder flock chicks and places them with growers who supply labor and housing to raise the birds. The birds are then moved to breeder farms where they begin providing eggs, which are in turn transported to company-owned hatcheries. Once hatched, day-old poults and chicks are inspected and vaccinated against common poultry diseases. In total, WLR Foods contracts with 200 breeder growers who grow approximately one-half of WLR Foods' turkey, and all of WLR Foods' chicken, breeder flocks.

     After hatching and vaccination, poults and chicks are transported to one of WLR Foods' approximately 800 contract growers located in Virginia, West Virginia, Pennsylvania, Maryland, North Carolina and South Carolina who supply labor and housing to raise the turkeys and chickens to maturity. WLR Foods supplies feed primarily from company-owned feedmills and provides grower support through WLR Foods' technicians and veterinarians.

     Grow-out and breeder farms provide WLR Foods with more than 53 million square feet of growing facilities. These farms typically are grower-owned and operate under contract with WLR Foods, providing facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 99% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

     An important factor in the grow-out of poultry is the rate at which poultry converts feed into body weight. The Company purchases it primary feed ingredients on the open market. These ingredients consist primarily of corn and soybean meal. Because the quality and composition of feed is critical to the feed conversion rate, WLR Foods formulates and manufactures a majority of its feed at one of its four feedmills. WLR Foods has an annual feed manufacturing capacity of approximately 2 million tons and anticipates no difficulty in meeting the Company's feed requirements in the future.

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

Processing, Distribution and Other

     WLR Foods' distribution business included fresh poultry, beef, and other meat products purchased from third parties for resale, along with certain products produced by the Company. This distribution business is being discontinued during the first quarter of fiscal 1999 and management feels that there will be no significant impact on operating performance. WLR Foods' protein conversion plants convert the nonedible by-products of its poultry processing plants into feed ingredients, with the balance sold to pet food manufacturers.

     The following table approximates sales revenues from WLR Foods' products for the last three fiscal years.

                    Fiscal 1998    Fiscal 1997    Fiscal 1996
(Dollars in         -----------    -----------    -----------
 Millions)
Chicken, fresh
and frozen               $393           $400           $380
Turkey, fresh
and frozen                457            490            485
Distribution, Feed
and Other                  96            105            113
                         ----           ----           ----
Total Net Sales          $946           $995           $978
                         ====           ====           ====

Competition

     The poultry industry is highly competitive. WLR Foods markets its products in competition with both larger and smaller poultry companies on the basis of price, quality and service, with WLR Foods' greatest competition coming from four or five of the country's larger poultry producers and processors. The pricing of poultry products is so competitive that any company with a cost advantage is in a favorable competitive position. Seasonal increases in production and customer buying patterns contribute to fluctuations in prices which are controlled more by supply and demand than by cost of production. WLR Foods primarily markets its chicken products in the highly competitive eastern sections of the United States.

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

Trademarks and Patents

     The Company's Wampler Foods subsidiary markets products under the trademarks WAMPLER FOODS and WAMPLER FOODS and design, both of which are registered with the U.S. Patent and Trademark Office. Wampler Foods continues to market its products under the trademarks TRIM FREE,

COLONY FARMS, THE DELI ROAST COLLECTION and design, all of which are federally registered trademarks. Products are also sold under the LEAN LITE DELI, ROUND HILL, FARMER'S CHOICE, KAFETERIA KIT and VALLEY PRIDE marks. Wampler Foods continues to market its export and foreign military sales under the COLONEL ROCKINGHAM design and ROCKINGHAM trademarks, as well as the WAMPLER FOODS trademark.

     Wampler Foods holds a patent for pasteurized salads and a patent for processing turkey.

Government Contracts

     WLR Foods' government contracts are a small portion of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product is delivered, within a one- to two-month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had less than $5.1 million of governmental contracts outstanding as of June 27, 1998, compared to approximately $0.5 million as of June 28, 1997.

Foreign Sales

     WLR Foods' export sales constituted approximately 10% of its total annual sales in each of fiscal 1998, 1997 and 1996. Wampler Foods has a full-time staffed export sales office which coordinates export sales efforts on behalf of WLR Foods. Export sales originate from that office and use independent brokers as needed. Sales are made to customers in over 70 countries.

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

Raw Materials

     WLR Foods' largest cost is for basic feed ingredients, namely corn and soybean meal. Feed grains are commodities and, as such, are subject to volatile price changes caused by weather, size of harvest, changes in demand, transportation and storage cost and the agricultural policies of the United States and foreign governments. Although WLR Foods can, and sometimes does, purchase grain in the forward markets, it cannot completely eliminate the potential adverse effect of grain price increases. The Company uses futures contracts and forward purchases to hedge the risk of fluctuating grain prices. The gains or losses from hedging transactions become part of the cost of the related inventory items and are expensed during the time period for which the hedge was intended.

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

     A total of seven environmental permits are held by Wampler Foods's Virginia facilities, all of which were issued by the Virginia Department of Environmental Quality. The Hinton turkey processing facility holds an air permit which regulates certain combustion equipment and a water permit which regulates the treatment of process wastewater. The Harrisonburg turkey processing facility holds a water permit requiring pretreatment of its process wastewater to meet certain effluent standards before discharging into the regional sewer system. Wampler Foods' Timberville chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater and an air permit which regulates the operation of its protein conversion facility, as well as certain combustion equipment. The chicken processing facility in Alma/Stanley holds one water permit which regulates the discharge of process wastewater. Finally, the Broadway feedmill holds an air permit which was issued primarily for the control and abatement of dust. In addition to the seven environmental permits held by Wampler Foods, WLR Foods holds a Virginia Pollution Abatement permit which allows Wampler Foods' Virginia facilities to land apply certain wastewater biosolids generated by the facilities' wastewater treatment systems.

     In West Virginia, Wampler Foods' Moorefield facilities hold four environmental permits, all of which were issued by the West Virginia Department of Commerce, Labor & Environmental Resources. The chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater, an air permit which regulates the operation of the Company's protein conversion facility, and a biosolids management permit regulating the land application in

West Virginia of certain wastewater biosolids generated at the Moorefield facilities wastewater treatment works. The Moorefield feedmill holds one air permit which was issued primarily for the control and abatement of dust.

     Wampler Foods' North Carolina facilities hold a total of eight environmental permits, all of which were issued by the North Carolina Department of Environment, Health & Natural Resources. The Monroe processing plant holds three permits: an industrial wastewater discharge permit which requires process wastewater to be pretreated prior to discharge to a regional sewer system, a stormwater permit which regulates stormwater discharges, and an air permit which regulates boiler emissions. The Marshville processing plant holds an industrial wastewater discharge permit and stormwater permit which are similar to the counterpart permits held by the Monroe facility. In addition, the Marshville facility holds a stormwater permit which regulates cooling water and boiler blowdown discharges. The Wingate feedmill holds a stormwater permit which regulates stormwater discharges and an air permit which regulates emissions from boilers, bagfilters, and related equipment.

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

Employees

     WLR Foods employed over 7,350 persons as of June 27, 1998, none of whom were covered by a collective bargaining agreement.


Item 2.   PROPERTIES.

     WLR Foods' seven poultry processing facilities and two further processing plants are located in Virginia, West Virginia, Pennsylvania and North Carolina, and have a total slaughter capacity of approximately 550,000 turkeys per week (single shift) and 3.65 million chickens per week (double shift). WLR Foods owns and operates four feedmills with a production capacity of approximately 2 million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 360,000 poults per week and three chicken hatcheries with a production capacity of approximately 3.5 million chicks per week; and two protein conversion plants with a total production capacity of 4,500 tons of raw product weekly. The diversity, number and geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities, as market conditions change. The Company's assets are depreciated on a straight-line basis, based on the following asset lives:

          Land Improvements             10-20 years
          Buildings & Improvements      5-20 years
          Machinery & Equipment         3-17 years
          Transportation Equipment      3-5 years


Item 3.   LEGAL PROCEEDINGS.

     There were no material pending legal proceedings during the fiscal year ended June 27, 1998, other than ordinary routine litigation incidental to the Company s business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended June 27, 1998.

Executive Officers of the Registrant

     The following information is given regarding WLR Foods' executive officers.
_________________________________________________________________
Name and Position             Principal Occupation
with the Company         Age  During the Last Five Years
_________________________________________________________________

James L. Keeler          63   Chief Executive Officer since
President,Chief               February 1988
Executive Officer

Jane T. Brookshire       52   Vice President of Human Resources Vice
President of                  since October 1993; previously, Human
Resources                     Director of Human Resources for WLR
                              Foods

Dale S. Lam              35   Vice President of Finance and
Vice President of             Treasurer since August 1998;
Finance and Treasurer         previously, Controller for WLR
                              Foods from December 1997 to August
                              1998, and Co-owner and Treasurer of
                              Office Products, Inc. from 1989 to
                              October 1997


Ruth J. Mack             43   Executive Vice President of Sales
Executive Vice President      and Marketing since May 1997;
of Sales and Marketing        previously, Executive Vice
Wampler Foods, Inc.           President for Marketing and Sales
                              for Just Born, Inc., Bethlehem,
                              Pennsylvania from 1994 to 1997, and
                              Director of Marketing for Pepsi
                              Cola Company from 1989 to 1994

Ronald E. Morris         45   Vice President of Turkey Operations
Vice President of Turkey      for Wampler Foods, Inc. since
Operations for Wampler        November 1997; previously, Complex
Foods, Inc.                   Manager for Marshville, North
                              Carolina Turkey Complex for Wampler
                              Foods, Inc. from 1996 to 1997,
                              Complex Manager for Butterball from
                              1994 to 1996 and General Manager of
                              Rocco Turkeys, Inc. from 1987 to
                              1994

Walter F. Shafer, III    40   Vice President of Chicken
Vice President of Chicken     Operations for Wampler
Operations for Wampler        Foods, Inc. since November 1997;
Foods, Inc.                   previously, Director of Chicken
                              Operations for Wampler Foods, Inc.

                              from 1996 to 1997, Director of
                              Chicken Processing for Wampler
                              Foods, Inc. from 1995 to 1996, and
                              Plant Manager of Moorefield Chicken
                              Operations for Wampler Foods, Inc.
                              from 1991 to 1995


                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

     Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market System as of March 7, 1989. The range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years is incorporated by reference to Note 15 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit
13.3. As of September 4, 1998, the approximate number of shareholders of record was 4040.


Item 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each of the fiscal years in the ten-year period ended June 27, 1998 is incorporated by reference to the table entitled "Financial Highlights" in the Annual Report, attached hereto as Exhibit 13.1. A summary of significant accounting policies and business acquisitions and dispositions is incorporated by reference to Notes 1 and 2 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.3.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is incorporated by reference to that section in the Annual Report, attached hereto as Exhibit 13.2.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS

     Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices. To address these risks, the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes and is not party to any leveraged derivatives.

Interest Rate Sensitivity
     The Company hedges exposures to changes in interest rates on certain of its financial instruments. Under the terms of various term and revolving credit loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for a portion of these borrowings. In addition, the Company enters into interest rate cap agreements to effectively limit the Company's exposure to increases in interest rates.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                                   Expected Maturity Date
                              -----------------------------------
Liabilities:
Dollars in thousands          1999      2000      2001      2002
--------------------          ----      ----      ----      ----
Liabilities:
Long-term debt, including
  Current Portion
   Fixed Rate                 $235      $213      $220      $232
    Average interest rate     6.11%     6.12%     6.12%     6.11%

   Variable Rate            $3,217   $191,101     $758      $662
    Average interest rate     9.91%     10.74%    7.05%     7.08%

Interest Rate Derivatives
Dollars in thousands          1999      2000      2001      2002
-------------------------     ----      ----      ----      ----
Interest Rate Swaps
  Variable to Fixed           $ -    $50,000      $ -       $ -
   Average pay rate             -       6.26%       -         -
   Average receive rate - USD 1 month Libor


Interest Rate Cap             $ -    $75,000      $ -       $ -
  Average pay rate              -       6.50%       -         -
  Average receive rate - USD 1 month Libor

                                   Expected Maturity Date
                              ------------------------------
Liabilities:                            There-            Fair
Dollars in thousands          2003      after     Total   Value
--------------------          ----      ------    -----   -----
Liabilities:
Long-term debt, including
 Current Portion
  Fixed Rate                  $107      $162      $1,169   $1,169
   Average interest rate      6.24%     6.16%       6.13%

  Variable Rate               $550      $223    $196,511 $196,511
Average interest rate         7.21%     8.99%      10.68%


Interest Rate Derivatives               There-            Fair
Dollars in thousands          2003      after     Total   Value
-------------------------     ----      ------    -----   -----
Interest Rate Swaps
  Variable to Fixed           $ -       $ -       $50,000 $(209)
   Average pay rate             -         -        6.26%
   Average receive rate - USD 1 month Libor


Interest Rate Cap             $ -       $ -       $75,000   $31
  Average pay rate              -         -         6.50%
  Average receive rate - USD 1 month Libor


Commodity Price Sensitivity
     The Company is a purchaser of certain commodities, primarily corn and soybeans. The Company uses commodity futures for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The contracts that effectively meet risk reductions and correlation criteria are recorded using hedge accounting. Gains and losses on hedge transactions are recorded as a component of the underlying inventory purchase.

     The following table provides information about the Company's corn, soybean meal and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at June 27, 1998. For the furtures contracts, the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in March 1999. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.

On Balance Sheet Commodity Position
 and Related Derivatives                Carrying       Fair
Dollars in thousands                    Amount         Value
-----------------------------------     --------       -----

Corn, Soybean Meal and Other Feed
  Ingredient Inventory                  11,009         11,009


                                        Expected
                                        Maturity       Fair
Related Derivatives                     1999           Value
-------------------------------         --------       -----
Corn Futures Contracts
  Contract Volumes (100,000 bushels)        11
  Weighted Average Price (per bushel)     2.67          2.64
  Contract Amount (dollars in thousands) 2,942         2,906


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item, except for the required financial statement schedule, is incorporated by reference to the Consolidated Financial Statements and Notes thereto in the Annual Report, attached hereto as Exhibit 13.3. The required financial statement schedule is included on page 18 of this report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during WLR Foods' two most recent fiscal years or any subsequent interim period.


                               PART III

Items 10 - 13 inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in September 1998, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, executive officers and beneficial owners of more than 10% of the outstanding common stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in common stock. Based on copies of those reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner for the fiscal year ended June 27, 1998.


                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)Financial Statements, Financial Statement Schedules and Exhibits


Financial Statements

Consolidated Statements of Operations - Fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996

Consolidated Balance Sheets - June 27, 1998 and June 28, 1997

Consolidated Statements of Shareholders' Equity - Fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996

Consolidated Statements of Cash Flows - Fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996

Notes to Consolidated Financial Statements - Fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996

Independent Auditors' Report

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Independent Auditors' Report on Schedule

Schedules not included in this Item have been omitted because they are either not applicable or the information is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K

     Reporting date June 23, 1998. Item Reported - Item 5. Other Events. WLR Foods, Inc. reported the appointment to the Board of Directors of Katherine K. Clark, Chief Executive Officer of Landmark Communications, and the approval of a new three-year contract with James L. Keeler as President and Chief Executive Officer.

(c)  Exhibits

     See Exhibit Index.



       [The remainder of this page is intentionally left blank.]

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WLR Foods, Inc.


                              By:_/S/ James L. Keeler________
                              Its President & Chief Executive
                              Officer

                              Date: September 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              __/S/ James L. Keeler______________
                              President & Chief Executive Officer

                              Date: September 25, 1998


                              __/S/Dale S. Lam_______________
                              Treasurer and Vice President of
                              Finance

                         Date: September 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 25, 1998.


     Signature                     Title
     ---------                     -----


__________________________         Director
     Keith E. Alessi*


__________________________         Director
     George E. Bryan*

__________________________         Director
     Charles L. Campbell*


__________________________         Director
     Katherine K. Clark*


__________________________         Director
     Stephen W. Custer*


__________________________         Director
     Calvin G. Germroth*


__________________________         Director
     William H. Groseclose*


__________________________         Director
     J. Craig Hott*


__________________________         Director
     James L. Keeler*


__________________________         Director
     Herman D. Mason*


__________________________         Director
     Charles W. Wampler, Jr.*


__________________________         Director
     William D. Wampler*



*By __/S/ Dale S. Lam_____________
     Dale S. Lam, attorney-in-fact


                                   WLR FOODS, INC.
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL YEARS ENDED
                  JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                                   (in thousands)
Description             Balance at  Charged to  Deductions-  Balance at
                        beginning   cost and    accounts     end of period
                        of period   expenses    charged off
Fiscal year ended
June 27, 1998 Allowance
for Doubtful Accounts   $1,550       $828       $863         $1,515
                        ------       ----       ----         ------
Total                   $1,550       $828        $863        $1,515
                        ======       ====        ====        ======


Fiscal year ended
June 28, 1997 Allowance
for Doubtful Accounts   $708        $946        $104        $1,550
                        ----        ----        ----        ------
Total                   $708        $946        $104        $1,550
                        ====        ====        ====        ======

Fiscal year ended
June 29, 1996 Allowance
for Doubtful Accounts   $613        $297        $202          $708
                        ----        ----        ----          ----
Total                   $613        $297        $202          $708
                        ====        ====        ====          ====

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders
WLR Foods, Inc:

Under date of August 18, 1998, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of June 27, 1998, and June 28, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended June 27, 1998, as contained in the June 27, 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the June 27, 1998 annual report on Form 10-K of WLR Foods, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                         KPMG Peat Marwick LLP



Richmond, Virginia
August 18, 1998

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

4.2 Shareholder Protection Rights Agreement, dated as of February 4, 1994, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the Form of Certificate of Designation and Terms of the Participating Preferred Stock incorporated by reference to Exhibit 1 of Form 8-A filed with the Securities and Exchange Commission on September 30, 1993.

4.3 Revolving Credit Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.1 of Form 10-Q filed with the Securities and Exchange Commission on May 11, 1998.

4.4 Form of Revolving Credit Note, dated as of February 25, 1998, incorporated by reference to Exhibit 2.2 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.5 Term Loan Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.3 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.6 Form of Term Note, dated as of February 25, 1998, incorporated by reference to Exhibit 2.4 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.7 Warrant Holders Rights Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.5 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.8 Form of Warrant to Purchase Common Stock at $0.1 Per Share, incorporated by reference to Exhibit 2.6 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.9 Security Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.7 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998, incorporated by reference to Exhibit 2.2 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.10 WLR Foods, Inc. Pledge Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.8 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.11 Wampler Foods, Inc. Pledge Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.9 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.12 Note Purchase Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.10 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.13 Form of Variable Rate Note, dated as of February 25, 1998, incorporated by reference to Exhibit 2.11 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.14 Form of Subsidiaries Guaranty Agreement, dated as of February 25, 1998, incorporated by reference to Exhibit 2.12 of Form 10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

9.1 Voting Trust Agreement, dated September 29, 1995, incorporated by reference to Exhibit 9.2 of Form 10-K filed with the Securities and Exchange Commission on September 29,
     1996.

10.1 Employment Agreement, dated June 23, 1998 between the Registrant and James L. Keeler (Deferred Compensation Agreement attached thereto as Exhibit A).

10.2 Executive Cash Bonus Program, incorporated by reference to
     Exhibit 10.7 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993.

10.3 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 28 to Post-Effective Amendment Number One to Form S-8 (No. 33-27037), filed with the Securities and Exchange Commission on November 18, 1992.

10.4 Severance Agreement, dated February 4, 1994 between the
     Registrant and James L. Keeler, incorporated by reference to

     Exhibit 10.4 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.5 Severance Agreement, dated May 13, 1997 between the Registrant and Jane T. Brookshire, incorporated by reference to Exhibit
     10.18 of Form 10-K filed with the Securities and Exchange
     Commission on September 26, 1997.

10.6 Severance Agreement, dated January 12, 1998 between the
     Registrant and Dale S. Lam.

10.7 Severance Agreement, dated May 13, 1997 between the Registrant and Ruth J. Mack.

10.8 Severance Agreement, dated February 6, 1998 between the
     Registrant and Ronald E. Morris.

10.9 Severance Agreement, dated February 6, 1998 between the
     Registrant and Walter F. Shafer, III.

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

10.17 Trust Under WLR Foods, Inc. Nonqualified Deferred
     Compensation Plan, incorporated by reference to Exhibit 10.18 of Form 10-K filed with the SEC on September 29, 1996.

10.18 Description of Plan to Issue Stock for Director Compensation, incorporated by reference to Exhibit 10.19 of Form 10-K filed with the SEC on September 29, 1996.

13.1 Financial highlights, from the Registrant's Annual Report to
     Shareholders for the fiscal year ended June 27, 1998.

13.2 Management's Discussion and Analysis, from the Registrant's
     Annual Report to Shareholders for the fiscal year ended June
     27, 1998.

13.3 Consolidated Financial Statements and Notes to Consolidated
     Financial Statements, from the Registrant's Annual Report to
     Shareholders for the fiscal year ended June 27, 1998.

13.4 Independent Auditor Report on Consolidated Financial
     Statements, from the Registrant's Annual Report to
     Shareholders for the fiscal year ended June 27, 1998.

21   List of Subsidiaries of the Registrant.

23   Consent of Independent Certified Public Accountants.

24.1 Power of Attorney.

24.2 Power of Attorney.

27   Financial Data Schedule.