Form 10-Q
period 1998-09-26
WLR FOODS INC
filed 1998-11-10
CIK 760775

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13   OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 26, 1998

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at November 6, 1998 was 16,406,256 shares.

PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)                                       Thirteen weeks ended

In thousands, except per share data                September 26,       September 27,
                                                         1998               1997
Net sales                                            $237,941            $242,541

Cost of sales                                         196,644             225,795
                                                     --------            --------

   Gross profit                                        41,297              16,746

Selling, general and administrative expenses           25,408              22,955
                                                     --------            --------

   Operating income (loss)                             15,889              (6,209)
Other expense:

   Interest expense                                     4,885               4,306

   Gain on sale of Goldsboro division                  (7,872)                  -
   Miscellaneous expense (income)                         (22)               (562)

                                                     --------            --------
   Other expense (income)                              (3,009)              3,744

                                                     --------            --------

Earnings (loss) before income taxes and
 minority interest                                     18,898              (9,953)
Income tax expense (benefit)                            7,181              (3,584)

Minority interest in net earnings of
 consolidated subsidiary                                    -                  66
                                                     --------            --------
Net earnings (loss) from continuing operations        $11,717             ($6,435)


Income from discontinued operations, net of tax           664               1,983
Gain on disposal of discontinued operations,
 net of tax                                            15,499                  -
                                                     --------            --------
Total income from discontinued
 operations                                            16,163               1,983


Extraordinary charge on early
 extinguishment of debt, net of tax                   ($1,606)                  -
                                                     --------            --------
Net income (loss)                                     $26,274             ($4,452)
                                                     ========            ========

Basic earnings (loss) per common share,
 continuing operations                                  $0.72              ($0.39)

Basic earnings per common share,
 discontinued operations                                 0.98                0.12
Basic loss per common share,
 extinguishment of debt                                 (0.10)                  -
                                                      -------             -------
Total basic earnings (loss) per common share            $1.60              ($0.27)

Diluted earnings (loss) per common share,
 continuing operations                                  $0.70              ($0.39)
Diluted earnings per common share, discontinued
 operations                                              0.96                0.12
Diluted loss per common share, extinguishment
 of debt                                                (0.10)                  -
                                                     --------            --------
Total diluted earnings (loss) per common share          $1.56              ($0.27)

See accompanying Notes to Consolidated Financial Statements.

                            WLR FOODS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


Dollars in thousands                                  September 26,       June 27,
                                                          1998              1998

ASSETS                                                 (unaudited)
Current Assets
Cash and cash equivalents                                  $278             $335
  Accounts receivable, less allowance for

  doubtful accounts of $2,236 and $1,515.                62,034           72,457
  Inventories (Note 2)                                  113,568          128,031
  Income taxes receivable                                 1,002            1,002
  Other current assets                                      946            1,870
                                                       --------         --------
   Total current assets                                 177,828          203,695

Property, plant and equipment, net                      114,316          153,702
Deferred income taxes                                     1,291           18,247
Other assets                                              4,329            6,098
                                                       --------         --------
Total Assets                                           $297,764         $381,742
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

  Current maturities of long-term debt                   $4,172           $3,452
  Excess checks over bank balances                        9,764            9,925
  Trade accounts payable                                 30,911           28,742
  Accrued expenses                                       37,227           32,245
  Deferred income taxes                                   6,677           10,636
                                                       --------         --------
   Total current liabilities                             88,751           85,000

Long-term debt, excluding current maturities             74,312          189,225
Other liabilities and deferred credits                    3,627            3,626

Shareholders' equity :
  Common stock, no par value.                            68,760           67,851
  Additional paid-in capital                              2,974            2,974
  Retained earnings                                      59,340           33,066
                                                       --------         --------
   Total shareholders' equity                           131,074          103,891
                                                       --------         --------
Total Liabilities and Shareholders' Equity             $297,764         $381,742
                                                       ========         ========

See accompanying Notes to Consolidated Financial Statements.
                                       4

                            WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                       Thirteen weeks ended

Dollars in thousands                                September 26,     September 27,
                                                         1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $26,274           ($4,452)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
  activities:

Extraordinary loss on early extinguishment of
 debt                                                      1,606                 -
Depreciation and amortization                              6,100             6,658
(Gain) loss on sale of property, plant and
 equipment                                                     5              (305)
Gain on sale of Goldsboro division                        (7,872)                -
Gain on sale of discontinued operation                   (24,998)                -
Deferred income taxes                                     12,013            (4,336)
Other, net                                                   (36)             (159)

Change in operating assets and liabilities:
  Decrease in accounts receivable                          5,370             4,073
  Decrease in inventories                                  5,405             5,541
  Decrease in other current assets                           832             4,620
  Decrease (Increase) in long-term assets                   (520)              323
  (Decrease)Increase in accounts payable                   3,785            (2,402)
  (Decrease) Increase in accrued expenses and
   other                                                   5,782            (2,068)
                                                        --------          --------
Net Cash Provided by Operating Activities                 33,746             7,493


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                (8,122)           (3,994)
Proceeds from sale of discontinued operation              53,928                 -
Proceeds from sale of Goldsboro division                  37,582                 -
Proceeds from sale of property, plant and
 equipment                                                    16             1,115
                                                        --------          --------

Net Cash Provided by (Used in) Investing
 Activities                                               83,404            (2,879)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolver and long-term
 debt                                                     42,850             9,570
Payments on revolver and long-term debt                 (160,079)           (4,031)
Decrease, in checks excess over bank balances               (161)           (5,953)
Issuance of common stock                                     183               215
Repurchase of common stock                                     -            (4,438)
                                                        --------          --------
Net Cash Used in Financing Activities                   (117,207)           (4,637)
                                                        --------          --------

Decrease in Cash and Cash Equivalents                        (57)              (23)
Cash and Cash Equivalents at Beginning of Fiscal
 Year                                                        335               283
                                                        --------          --------
Cash and Cash Equivalents at End of Period                  $278              $260
                                                        ========          ========
Cash paid (refunded) for :
  Interest                                                $6,014            $3,105
  Income taxes paid (refunded)                               148            (3,310)


     The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.


Non-cash financing activities:

      In fiscal 1999:

     The Company recorded 142,384 stock warrants at a value of $904,136 which related to the February 1998 debt refinancing.

     The Company incurred an extraordinary charge on early extinguishment of debt in the amount of $2.6 million.

     In fiscal 1998:

     The Company issued 102,296 shares of common stock in the first quarter.

 See accompanying Notes to Consolidated Financial Statements.
                                       6

              Notes to Consolidated Financial Statements
                   WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 26, 1998, and the consolidated statements of operations for the thirteen weeks ended September 26, 1998 and September 27, 1997, and the consolidated statements of cash flows for the thirteen weeks ended September 26, 1998 and September 27, 1997 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended June 27, 1998. In both, the accounting policies and principles used are consistent in all material respects.


2. Inventories


A summary of inventories at September 26, 1998 and June 27, 1998 follows:

(unaudited)
Dollars in thousands               September 26, 1998    June 27,1998

Live poultry and breeder flocks          $ 50,305          $ 58,947
Processed poultry and meat products        37,064            38,837
Packaging supplies, parts and other        14,332            15,879
Feed, grain and eggs                       11,867            14,368
                                         --------          --------
Total inventories                        $113,568          $128,031
                                         ========          ========

3. Earnings Per Share

The following is a reconciliation between the calculation of basic and diluted net earnings (loss) per share:

                                       First Quarter    First Quarter
                                       September 26,    September 27,
                                            1998             1997

Basic EPS Computation
 Numerator - Net earnings (loss)           $26,274        ($4,452)

Denominator:
Common shares outstanding                   16,427         16,242
Effect of outstanding stock warrants            22             0
                                           -------        -------
Basic weighted average common shares
 outstanding                                16,449         16,242

Basic earnings (loss) per share              $1.60         ($0.27)
                                           =======        =======

Diluted EPS Computation
 Numerator - Net earnings (loss)           $26,274        ($4,452)

Denominator:
Common shares outstanding                   16,427         16,242
Effect of outstanding options                    8              0
Effect of outstanding stock warrants           378             0
                                           -------        -------
Diluted weighted average common shares
 outstanding                                16,813         16,242

Diluted earnings (loss) per share            $1.56         ($0.27)
                                           =======        =======

4. Sale of Assets

The Company completed the sale of its Cassco Ice & Cold Storage subsidiary in July 1998 for net proceeds of approximately $54 million. The stock transaction resulted in a gain of approximately $25 million ($15 million after tax.) Income from operations in the current fiscal year was approximately $1 million ($0.7 million after tax.) Both items relating to the sale have been segregated from continuing operations and reported as separate line items on the statement of operations.

In August 1998, the Company completed the sale of its Goldsboro, North Carolina chicken complex. Net proceeds of approximately $37 million resulted in a gain of approximately $8 million ($5 million after tax.)

Due to the permanent reduction in long term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex, the Company incurred an extraordinary loss of approximately $2.6 million ($1.6 million after tax) on the write-off of capitalized debt costs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Operating income for the first quarter of fiscal year 1999 of $15.9 million was $22.1 million more than the same quarter last year. The improvement was primarily due to lower feed costs approximating $19 million. Additionally, strong chicken pricing resulted in a favorable price variance of approximately $9 million.


Results of Operations

Net sales from continuing operations for the quarter decreased 1.9% to $237.9 million compared to $242.5 million for the same quarter last year. First fiscal quarter chicken revenues as compared to last year s first quarter increased 6%, the result of an 8% increase in prices offset by a 2% decrease in volume sold. Turkey revenues were down 6%, virtually all attributable to a decrease in volume.

For the first quarter, gross profits were $41.3 million and gross profit margin as a percent of sales was 17.4%, versus gross profits of $16.7 million and a gross profit margin of 6.9% for the same quarter last year. Improved grain costs of approximately $19 million were the result of corn and soymeal average delivered prices decreasing 15% and 38%, respectively. Tight supplies of chicken, coupled with strong demand, resulted in extremely favorable chicken pricing. The 8% increase in chicken prices resulted in approximately $9 million additional revenues. Turkey pricing was approximately the same as the first quarter of fiscal 1998, but volumes were down due to production cuts in the North Carolina turkey operations.

Selling, general and administrative expenses increased $2.5 million when compared to the first quarter of fiscal 1998. The increase was primarily due to a one-time non-cash charge of $1.5 million for assets that can not be utilized in the company s turkey operations. Additionally, employee incentive programs based upon profitability resulted in an additional $0.5 million in expense.

Interest expense was $0.6 million higher than the same period last year, with higher interest rates more than offsetting the reduced borrowing levels.

On July 31, 1998 the company sold its Cassco Ice and Cold Storage, Inc. subsidiary for net proceeds of approximately $54 million. The income from Cassco, net of tax, was $0.7 million versus $1.9 million for the same quarter last year and has been separately classified as income from discontinued operations on the consolidated statements of operations. The net proceeds from the sale of the subsidiary were used to reduce long-term debt. The gain on the sale of $15.5 million, net of tax, has been specifically identified on the consolidated statements of operations as a gain on the sale of discontinued operations.

On August 14, 1998 the company sold its Goldsboro, North Carolina chicken complex for net proceeds of approximately $37 million. The gain on the sale of the complex of $7.9 million was recognized in the first quarter in other income. Net proceeds from the sale were used to reduce long term debt.

Due to the permanent reduction in long term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex, the company incurred an extraordinary loss, net of tax, of $1.6 million on the write-off of capitalized debt costs.

For the quarter, net income from continuing operations was $11.8 million, or $0.70 per diluted share compared to a net loss of $6.4 million or $0.39 per share. Net income, including the results from discontinued operations, asset sales and extraordinary charges was $26.3 million, or $1.56 per diluted share versus a net loss of $4.4 million, or $0.27 per diluted share in the same period last year.


Financial Condition and Liquidity

Accounts receivable and total inventory were $10.4 million and $14.5 million lower, respectively, when compared to the end of fiscal year 1998. The majority of the decrease in inventory was in live poultry, where inventories were reduced by $8.7 million.
Debt levels were reduced substantially during the quarter, from $192.7 million at year-end 1998 to $78.5 million at the end of the first quarter of 1999. The decrease of $114.2 million is the result of approximately $92 million from the sales of the Cassco Ice and Cold Storage, Inc. subsidiary and the Goldsboro complex, and from approximately $22 million in cash flow from operations during the quarter.


Capital Resources

The Company's capital spending for the quarter was $8.1 million. The major capital project during the first quarter was the conversion of the Marshville, North Carolina complex from turkey to chicken, which
resulted in capital expenditures of $5.6 million.   The remaining
capital expenditures were primarily for replacements of existing equipment and safety requirements. Depreciation expense was $4.9 million for the quarter. Projected capital spending for fiscal year 1998 is expected to total $22 to $28 million.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and provides guidance on accounting for the described costs. SOP 98-1 should not have a material impact on our financial position, results of operations or cash flows when adopted.

In June 1998, The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS is effective in fiscal year 2000. We have not yet determined the impact of the adoption on our financial statements; however, we do not expect the impact to be material.

The Company is aware of the issues associated with the Year 2000 problem as the millennium approaches. Management has been addressing the problem since 1995 when financial and order management systems were integrated into one set of software. The Company has determined that it will be required to upgrade some of the current software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The newer release of the year 2000 software is expected to be upgraded in the current fiscal year. Management continues to review operational systems in its facilities and does not anticipate the Year 2000 issue will have a material impact on its financial condition.

The Company will be initiating communications with its significant suppliers and customers to determine the extent to which the Company's systems will be impacted by third parties' failure to address their own Year 2000 issues. There can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis.

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

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 31, 1998 at 10:00 a.m. in Bridgewater, Virginia. The voting results were as follows:

                                   Votes
                                                                    Broker
Proposal          For         Against     Withheld    Abstention   Non-Votes
-----------------------------------------------------------------------------
#1 Election of
Directors Class
A Director (to
serve until
2000 Annual
Meeting of
Shareholders)

Keith E. Alessi   11,318,394    993,725

Class B
Directors (to
serve until 2001
Annual Meeting
of Shareholders)

Katherine K. Clark 11,327,550   984,567
Stephen W. Custer  11,067,911 1,244,207
Calvin G. Germroth 11,067,365 1,244,753
James L. Keeler    10,974,157 1,337,961

Directors whose term continued after the meeting were:

J. Craig Hott
William D. Wampler
William H. Groseclose, Jr.
Charles L. Campbell
Charles W. Wampler, Jr.
George E. Bryan
Herman D. Mason

#2 Approval of
1998 Long Term
Incentive Plan       7,713,936  1,364,102             356,765      2,877,315

#3 Ratification
of Appointment
of Independent
Auditors           12,085,364    55,402               165,880          5,472

Item 5.   Other Information

On October 31, 1998, Charles W. Wampler, Jr., Chairman of the Registrant's Board of Directors, and Directors George E. Bryan, Calvin
G. Germroth and Herman D. Mason, announced their resignations from the Board at the annual meeting of the Company's shareholders. Messrs. Bryan, Mason and Wampler had served as directors of the Registrant since 1984. Mr. Germroth had served as a director since the Company went public in 1988.

Consistent with many public companies, WLR's Bylaws provide that a director may not be elected to a new term after reaching age 72.
While the directors serving at that time are exempt from the mandatory retirement provision, the resignations of the four directors, all of whom are over age 72, is consistent with the Company's Bylaws.

At its regular meeting on October 30, 1998, the Board elected William
D. Wampler to succeed Charles W. Wampler, Jr. as Chairman of the Board. The Board also appointed Charles W. Wampler, Jr. Chairman Emeritus, and George E. Bryan, Calvin G. Germroth and Herman D. Mason as Directors Emeritus. As such, they will be invited to attend Board meetings, but will not have a vote.

Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits

               27   Financial Data Schedule

               99   Press Release

          (b)  Form 8-K

          Reporting Date July 6, 1998. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported that Neil D. Showalter would succeed Robert T. Ritter as the Company's Chief Financial Officer. Neil D. Showalter subsequently resigned on July 31, 1998 in connection with the sale by WLR Foods, Inc. of its Cassco Ice & Cold Storage subsidiary.

          Reporting Date July 23, 1998. Item Reported - Item 5, Other Events. WLR Foods, Inc. announced plans to sell its Cassco Ice & Cold Storage subsidiary to Packaged Ice, Inc. and announced plans to sell its Goldsboro, North Carolina chicken complex to Case Foods, Inc.

          Reporting Date July 31, 1998. Item Reported - Item 2, Disposition of Assets. WLR Foods, Inc. reported the completion of the sale of its Cassco Ice & Cold Storage, Inc. subsidiary to Packaged Ice, Inc. of Houston, Texas for $59,025,000 cash. Proforma financial statements were filed with the Commission by Form 8-K/A on October 13, 1998.

          Reporting Date August 14, 1998. Item Reported - Item 5, Other Events (as corrected by Form 8-K/A filed with the Commission on October 27, 1998). WLR Foods, Inc. reported the completion of the sale of its Goldsboro, North Carolina complex to Case Foods, Inc. and Case Farms, L.L.C. for $39 million cash.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 9th day of November, 1998, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.


                                   WLR FOODS, INC.


                                 __/s/ Dale S. Lam__
                              Dale S. Lam, Vice President of
                              Finance and duly authorized
                              signator for Registrant

                             EXHIBIT INDEX


Exhibit No.         Description

     27             Financial Data Schedule

     99             Press Release