Form 10-Q/A
period 1998-12-26
WLR FOODS INC
filed 1999-02-09
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                              FORM 10-Q/A
                             (Amendment 1)

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 26, 1998

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at January 25, 1999 was 16,476,782 shares.

     The purpose of this amendment is to file the Financial Data
Schedule which was inadvertently omitted from the 10-Q filed with the Securities Exchange Commission on February 9, 1999 for the quarterly period ended December 28, 1998.


                      PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See attached Exhibit Index

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 9th day of February, 1999, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.


                                   WLR FOODS, INC.


                                   __/s/ Dale S. Lam__
                                   Dale S. Lam, Chief Financial
                                   Officer and duly authorized
                                   signator for Registrant

                             EXHIBIT INDEX


Exhibit No.         Description

   27               Financial Data Schedule