Form 10-Q
period 1998-12-31
WLR FOODS INC
filed 1999-02-09
CIK 760775

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

                    PART 1.  FINANCIAL INFORMATION



Item 1.     Financial Statements

                           WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                        Thirteen weeks ended

In thousands, except per share data                DECEMBER 26,    DECEMBER 27,
                                                        1998           1997
Net sales                                             $229,276       $247,683
Cost of sales                                          191,486        232,278
                                                      --------       --------

   Gross profit                                         37,790         15,405
Selling, general and administrative expenses            22,696         23,033
                                                      --------       --------
   Operating income (loss)                              15,094         (7,628)

Other expense:

   Interest expense                                      3,003          4,927
   Sale of Goldsboro division                              118              -
   Miscellaneous expense                                   325             84
                                                      --------       --------
   Other expense                                         3,446          5,011
                                                      --------       --------
Earnings (loss) before income taxes                     11,648        (12,639)
Income tax expense (benefit)                             4,426         (4,550)
                                                      --------       --------
Net earnings (loss) from continuing operation           $7,222        ($8,089)
Income from discontinued operations, net of t                -            207
                                                      --------       --------
Total income from discontinued operations                    -            207

Extraordinary charge on early extinguishment of
 debt, net of tax                                         (954)             -
                                                      --------       --------
Net income (loss)                                       $6,268        ($7,882)
                                                      ========       ========

Basic earnings (loss) per common share,
 continuing operations                                   $0.43         ($0.49)
Basic earnings per common share, discontinued
 operations                                                  -           0.01
Basic loss per common share, early extinguishment
 of debt                                                 (0.06)             -
                                                      --------       --------
Total basic earnings (loss) per common share             $0.37         ($0.48)

Diluted earnings (loss) per common share,
 continuing operations                                   $0.43         ($0.49)
Diluted earnings per common share,
 discontinued operations                                     -           0.01
Diluted loss per common share, early
 extinguishment of debt                                  (0.06)             -
                                                      --------       --------
Total diluted earnings (loss) per common share           $0.37         ($0.48)

See accompanying Notes to Consolidated Financial Statements.

                           WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


(unaudited)                                        Twenty-six weeks ended

In thousands, except per share data                DECEMBER 26,   DECEMBER 27,
                                                      1998           1997
Net sales                                             $467,216       $490,223
Cost of sales                                          388,129        458,071
                                                      --------       --------
   Gross profit                                         79,087         32,152
Selling, general and administrative expenses            48,103         45,988
                                                      --------       --------
   Operating income (loss)                              30,984        (13,836)

Other expense:
   Interest expense                                      7,889          9,233
   Gain on sale of Goldsboro division                   (7,754)             -
   Miscellaneous expense (income)                          303           (477)
                                                      --------       --------
   Other expense (income)                                  438          8,756
                                                      --------       --------
Earnings (loss) before income taxes and
 minority interest                                      30,546        (22,592)
Income tax expense (benefit)                            11,608         (8,134)
Minority interest in net earnings of
 consolidated subsidiary                                     -             66
                                                      --------       --------
Net earnings (loss) from continuing operations         $18,938       ($14,524)

Income from discontinued operations, net of
 tax                                                       664          2,190
Gain on disposal of discontinued operations,
 net of tax                                             15,499              -
                                                      --------       --------
Total income from discontinued operations               16,163          2,190

Extraordinary charge on early extinguishment
 of debt, net of tax                                   ($2,559)             -
                                                      --------       --------

Net income (loss)                                      $32,542       ($12,334)
                                                      ========       ========

Basic earnings (loss) per common share,
 continuing operations                                   $1.12         ($0.89)
Basic earnings per common share, discontinued
 operations                                               0.97           0.13
Basic loss per common share, early extinguishment
 of debt                                                 (0.15)             -
                                                      --------       --------
Total basic earnings (loss) per common share             $1.94         ($0.76)

Diluted earnings (loss) per common share,
 continuing operations                                   $1.12         ($0.89)
Diluted earnings per common share,
 discontinued operations                                  0.95           0.13
Diluted loss per common share, early
 extinguishment of debt                                  (0.15)             -
                                                      --------       --------
Total diluted earnings (loss) per common share           $1.92         ($0.76)

See accompanying Notes to Consolidated Financial Statements.

                           WLR FOODS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                    DECEMBER 26,      June 27,
                                                        1998           1998
ASSETS                                              (unaudited)

Current Assets
   Cash and cash equivalents                              $197           $335
   Accounts receivable, less allowance for
    doubtful accounts of $2,303 and $1,515              59,707         72,457
   Inventories (Note 2)                                 99,630        128,031
   Income taxes receivable                               1,002          1,002
   Other current assets                                  1,433          1,870
                                                      --------       --------
Total current assets                                   161,969        203,695

Property, plant and equipment, net                     114,839        153,702
Deferred income taxes                                    2,134         18,247
Other assets                                             5,926          6,098
                                                      --------       --------
TOTAL ASSETS                                          $284,868       $381,742
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt (Note 5)        $3,560         $3,452
   Excess checks over bank balances                     10,628          9,925
   Trade accounts payable                               26,322         28,742
   Accrued expenses                                     32,372         32,245
   Deferred income taxes                                 6,784         10,636
   Other current liabilities                             3,501              -
                                                      --------       --------
   Total current liabilities                            83,167         85,000

Long-term debt, excluding current maturities
 (Note 5)                                               60,455        189,225
Other liabilities and deferred credits                   3,727          3,626

Shareholders' equity:
   Common stock, no par value                           68,937         67,851
   Additional paid-in capital                            2,974          2,974
   Retained earnings                                    65,608         33,066
                                                      --------       --------
   Total shareholders' equity                          137,519        103,891
                                                      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $284,868       $381,742
                                                      ========       ========

See accompanying Notes to Consolidated Financial Statements.

                           WLR FOODS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


(unaudited)                                        Twenty-six weeks ended

Dollars in thousands                               DECEMBER 26,   DECEMBER 27,
                                                       1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                    $32,542       ($12,334)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
Extraordinary charge on early extinguishment of
 debt, net of tax                                        2,559              -
Depreciation and amortization                           11,421         13,190
(Gain) loss on sale of property, plant and
 equipment                                                 142            (59)
Gain on sale of Goldsboro division                      (7,754)             -
Gain on sale of discontinued operation                 (24,998)             -
Deferred income taxes                                   12,261         (8,482)
Valuation allowance on assets held for sale              1,380              -
Other, net                                                (284)           (72)
Change in operating assets and liabilities:
   Decrease in accounts receivable                       7,697          8,399
   Decrease in inventories                              19,343         30,095
   Decrease in other current assets                        345          3,925
   Increase in long-term assets                           (682)        (1,454)
   Decrease in accounts payable                           (804)        (3,731)
   (Decrease) Increase in accrued expenses and
     other                                               6,097         (3,083)
                                                      --------       --------
Net Cash Provided by Operating Activities               59,265         26,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment             (15,032)       (10,756)
Proceeds from sale of discontinued operation            53,928              -
Proceeds from sale of Goldsboro division                37,582              -

Proceeds from sale of property, plant and
 equipment                                                  95          1,528
                                                      --------       --------
Net Cash Used in Investing Activities                   76,573         (9,228)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of revolver and
 long-term debt                                        218,113         10,000
Payments on revolver and long-term debt               (353,386)        (5,825)
Financing costs paid                                    (1,767)             -
Increase (decrease) in checks drawn not
 presented                                                 703        (12,118)
Issuance of common stock                                   361            460
Repurchase of common stock                                   -         (4,438)
                                                      --------       --------
Net Cash Used in Financing Activities                 (135,976)       (11,921)
                                                      --------       --------
Increase (Decrease) in Cash and Cash Equivalents          (138)         5,245

Cash and Cash Equivalents at Beginning of
 Fiscal Year                                               335            283
                                                      --------       --------
Cash and Cash Equivalents at End of Period                $197         $5,528
                                                      ========       ========

Supplemental cash flow information:
 Cash paid (refunded) for :
   Interest                                            $10,241         $7,444
   Income taxes paid (refunded)                          5,811         (3,113)


     The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

Non-cash financing activities:

In fiscal 1999:
     The Company recorded 142,384 stock warrants at a value of $904,136 which related to the February 1998 debt refinancing.

     The Company had 28,180 stock warrants expire at a value of $178,943 when a portion of the February 1998 debt was repaid.

     The Company incurred an extraordinary charge on early extinguishment of debt in the amount of $4.1 million for write-off of debt costs.

In fiscal 1998:
     The Company issued 102,296 shares of stock in the first quarter.

See accompanying Notes to Consolidated Financial Statements.

              Notes to Consolidated Financial Statements
                   WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 26, 1998, and the consolidated statements of operations for the thirteen and twenty-six weeks ended December 26, 1998 and December 27, 1997, and the consolidated statements of cash flows for the twenty-six weeks ended December 26, 1998 and December 27, 1997 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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

2. Inventories

A summary of inventories at December 26, 1998 and June 27, 1998 follows:

                                   (unaudited)
Dollars in thousands               December 26,        June 27,
                                       1998              1998
                                   ------------        --------
Live poultry and breeder flocks         $46,735         $58,947
Processed poultry and meat products      25,326          38,837
Packaging supplies, parts and other      13,421          15,879
Feed, grain and eggs                     14,148          14,368
                                       --------        --------
Total inventories                       $99,630        $128,031
                                       ========        ========

3. Earnings Per Share

The following is a reconciliation between the calculation of basic and diluted net earnings (loss)per share:

                              Second Quarter      Second Quarter
                               December 26,        December 27,
                                  1998                 1997

Basic EPS Computation
Numerator - Net earnings (loss)    $6,268              ($7,882)

Denominator:
Common shares outstanding          16,466               16,298
Effect of outstanding stock
 warrants                             322                    -
                                   ------               ------
Basic weighted average common
 shares outstanding                16,788               16,298

Basic earnings (loss) per share     $0.37               ($0.48)
                                   ======               ======

Diluted EPS Computation
Numerator - Net earnings (loss)    $6,268              ($7,882)

Denominator:
Common shares outstanding          16,466               16,298
Effect of outstanding options          15                    -
Effect of outstanding stock
 warrants                             322                    -
                                   ------               ------
Diluted weighted average common
 shares outstanding                16,803               16,298

Diluted earnings (loss) per
 share                              $0.37               ($0.48)
                                   ======               ======


                              Year To Date          Year To Date
                              December 26,          December 27,
                                  1998                 1997

Basic EPS Computation
Numerator - Net earnings (loss)   $32,542             ($12,334)

Denominator:
Common shares outstanding          16,447               16,270

Effect of outstanding stock
 warrants                             297                    -
                                   ------               ------

Basic weighted average common
 shares outstanding                16,744               16,270

Basic earnings (loss) per share     $1.94               ($0.76)
                                   ======               ======

Diluted EPS Computation
Numerator - Net earnings (loss)   $32,542             ($12,334)

Denominator:
Common shares outstanding          16,447               16,270
Effect of outstanding options          10                    -
Effect of outstanding stock
 warrants                             515                    -
                                   ------               ------

Diluted weighted average common
 shares outstanding                16,972               16,270

Diluted earnings (loss) per
 share                              $1.92               ($0.76)
                                   ======               ======


4.  Sale of Assets

The Company completed the sale of its Cassco Ice & Cold Storage subsidiary in July 1998 for net proceeds of approximately $54 million, resulting in a gain of approximately $25 million ($15 million after tax). Income from operations in the current fiscal year was approximately $1 million ($0.7 million after tax). Both items relating to the sale have been segregated from continuing operations and reported as separate line items on the statement of operations. Based on a net asset value calculation at the date of sale, additional consideration from the seller may be received by the Company.

In August 1998, the Company completed the sale of its Goldsboro, North Carolina chicken complex. Net proceeds of approximately $37 million resulted in a gain of approximately $8 million ($5 million after tax).

In the second quarter of fiscal year 1999, the Company entered into an agreement to sell its further processing plant in Monroe, NC. The Company has reduced the carrying value of the property by $1.4 million to approximate its net realizable value of $4.3 million. The transaction is expected to be consummated in the third quarter of the current fiscal year.

5.  Debt Refinancing

The Company refinanced its Secured Term Notes and Secured Revolving Credit Notes as of November 20, 1998. The new facility is a three-year financing agreement that provides a total borrowing capacity of $150 million. The Agreement includes a $50 million term loan and a $100 million revolving credit facility. Both facilities have a maturity date of November 20, 2001 and are secured by virtually all of the Company's assets.

Initially, interest on both the term loan and revolving credit facility is based on the Company's choice of the London Inter-Bank Offering Rate (LIBOR) plus an applicable margin of 250 basis points or prime plus an applicable margin of 50 basis points. At the end of each quarter, the applicable margins may be reduced based upon Company performance.

At December 26, 1998, all $50 million of term loan borrowings were based on a LIBOR rate of 5.04% plus the applicable margin of 250 basis points for a total rate of 7.54%. Revolving credit borrowings totaled $12.7 million as of December 26, 1998, with $7.0 million tied to a LIBOR rate of 5.55% plus the 250 basis point applicable margin for a total rate of 8.05%. The remaining $5.7 million in revolving credit borrowings was based on prime plus 50 basis points, for a total rate of 8.25%.

Principal payments of $1.0 to $1.5 million are required at the end of each fiscal quarter beginning with the fourth fiscal quarter of 1999 for the Term Loan portion of the credit facility. Additionally, principal payments are required on the proceeds of asset sales in excess of $1.0 million dollars annually and for substantial new issuances of common stock.

The Company recorded an extraordinary non-cash charge to write off the remaining unamortized debt issue costs of the prior credit facility during the quarter ended December 26, 1998 of $1.5 million ($1.0 million after tax). The charge is shown as an extraordinary item for the early extinguishment of debt. During the first quarter ended on September 26, 1998, the Company recorded an extraordinary charge of $2.6 million ($1.6 million after tax) for the early extinguishment of debt resulting from the permanent reduction of its prior credit facility due to the sale of its Cassco Ice and Cold Storage, Inc. subsidiary and its Goldsboro, North Carolina chicken complex. Total year to date charges for the early extinguishment of debt are $4.1 million (2.6 million after tax).

The Company incurred approximately $1.8 million in costs to establish the new credit facility, which have been capitalized and are being amortized to interest expense over the life of the loan.

In connection with the refinancing, an interest rate swap that was required under the prior credit facility was assigned from First Union National Bank to the Bank of Montreal. Accordingly, the swap has been marked to market as of November 20, 1998, with a non-cash charge of $0.6 million taken into interest expense. The variable to fixed interest rate swap agreement has a notional amount of $50.0 million, and fixes the Company's variable interest rate at 6.29% through January 4, 2000. The related $0.6 million mark to market credit will be amortized as an offset to interest expense over the remaining life of the swap agreement.

The Company was in compliance with all covenants required by its new credit facility as of December 26, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Operating income for the second quarter of fiscal 1999 of $15.1 million was $22.7 million more than the same quarter last year. The improvement was primarily due to lower feed costs approximating $15 million. Additionally, the Company benefited from an increase in turkey pricing coupled with the continued recent trend of strong chicken pricing, which resulted in a total benefit of $10.3 million during the quarter. Partially offsetting these gains were operational inefficiencies related to the conversion and start up of the Marshville chicken complex during the quarter of approximately $3 million.


Results of Operations

Net sales from continuing operations for the second quarter decreased $18.4 million or 7.4% to $229.3 million, compared to $247.7 million for the same quarter last year. Of this decrease, approximately $12 million is due to the closing of the distribution business in Franconia, Pennsylvania during the first quarter. Chicken revenues for the quarter increased 1%, the result of a 6% increase in pricing, offset by a 5% decrease in volume. Turkey revenues decreased 7%, with a 3% increase in price partially offsetting decreased volumes of 10%, which were planned cutbacks that primarily resulted from the conversion of the Marshville complex from turkey to chicken in the first quarter of this fiscal year.

For the first six months of fiscal 1999, net sales from continuing operations decreased $23.0 million or 4.7% to $467.2 million, compared to $490.2 million for the same period last year. Chicken revenues increased 4%, the result of a 7% increase in pricing, offset by a 3% decrease in volume. Turkey revenues decreased 6%, with a 2% increase in price partially offsetting decreased volumes of 8%.

For the second quarter of fiscal 1999, gross profits from continuing operations increased $22.4 million to $37.8 million and gross profit margins from continuing operations improved to 16.5% from 6.2% for the same quarter last year. Improving grain costs of approximately $15 million were the result of corn and soymeal average delivered prices decreasing 19.6% and 40.1%, respectively. Chicken and turkey prices for the quarter increased 6% and 3%, respectively, compared to pricing for the same quarter last year, resulting in additional revenues of $5.7 million in chicken and $4.6 million in turkey.

Gross profits from continuing operations increased $46.9 million to $79.1 million for the first six months of fiscal 1999. Gross profit margins from continuing operations improved to 16.9% from 6.6% last year. The improvements in gross profits are primarily attributable to decreases in grain costs of approximately $34 million. In addition, chicken and turkey prices for the six months increased 7% and 2%, respectively, compared to the same period last year, resulting in additional revenues of $14.8 million in chicken and $4.0 million in turkey.

During the second quarter of fiscal 1999, selling, general and administrative expenses, which included accrued employee incentives of $1.0 million, decreased $0.3 million when compared to the same quarter last year. For the first six months of 1999, selling, general and administrative expenses, which included $1.6 million of accrued employee incentives, increased $2.1 million when compared to the same period last year.

Interest expense decreased $1.9 million for the quarter and $1.3 million for the first six months, when compared to the same periods last year. These decreases are primarily the result of reduced borrowings.

On August 14th, 1998 the Company sold its Goldsboro, North Carolina chicken complex for approximately $37 million in net proceeds resulting in a pre-tax gain of $7.8 million. The net proceeds were used to reduce long term debt.

The Company had net earnings from continuing operations of $7.2 million, or $0.43 per diluted share for the second quarter of fiscal 1999, compared with a net loss of $8.1 million, or $0.49 per diluted share for the same quarter last year. For the first six months of fiscal 1999, net earnings from continuing operations were $18.9 million, or $1.12 per diluted share, versus a net loss of $14.5 million, or $0.89 per diluted share in the same period last year.

On July 31st, 1998 the Company sold its Cassco Ice and Cold Storage, Inc., subsidiary for approximately $54 million in net proceeds. While there was no income from Cassco during the second quarter of this fiscal year, the year-to-date Cassco income from discontinued operations is $0.7 million and compares to $2.2 million for the six months ended December 27, 1997. The net proceeds from the sale of the subsidiary were used to reduce long-term debt. The gain on the sale of $15.5 million, net of tax, occurred during the first fiscal quarter of 1999 and has been specifically identified on the income statement as a gain on the sale of discontinued operations.

Due to the permanent reduction of long term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex, the Company recorded an extraordinary after-tax charge of $1.6 million during the first quarter of fiscal 1999, representing the write-off of capitalized debt costs.

In conjunction with the November 20, 1998 debt refinancing, the Company recorded an extraordinary after-tax charged of $1.0 million during the second quarter of fiscal 1999, representing the write-off of remaining capitalized debt costs pertaining to the prior credit facility.

Net income for the fiscal 1999 second quarter was $6.3 million, or $0.37 per diluted share, and included an after-tax non-cash write-off totaling $1.0, or $0.06 per diluted share, on the early extinguishment of debt, versus a net loss of $7.9 million, or $0.48 per diluted share for the same quarter last year.

For the fiscal 1999 six-month period, net income was $32.5 million, or $1.92 per diluted share, and included: after-tax income of $0.7 million, or $0.04 per diluted share from the Company s Cassco Ice & Cold Storage subsidiary; an after-tax gain of $15.5 million or $0.91 per diluted share on the sale of Cassco; and an after-tax, non-cash write-off totaling $2.6 million, or $0.15 per diluted share, on the early extinguishment of debt, versus a net loss of $12.3 million, or $0.76 per diluted share, which included after-tax income of $2.2 million, or $0.13 per diluted share from Cassco, for the same period last year.


Financial Condition and Liquidity

Accounts receivable and total inventory at the end of the first six months of fiscal 1999 were $12.8 million and $28.4 million lower, respectively, when compared to the end of fiscal year 1998. Live and processed inventories decreased $12.2 million and $13.5 million, respectively. The decrease in live inventories was primarily due to lower feed costs while the processed inventories decreased primarily from the seasonal sale of turkey products.

Debt levels were reduced substantially during the first six months of fiscal 1999, from $192.7 million at fiscal 1998 year-end to $64.0 million at the end of the first six months of fiscal 1999. The decrease of $128.7 million is the result of approximately $92 million from the sales of Cassco Ice and Cold Storage, Inc. and the Goldsboro complex, and from approximately $36.7 million in cash flow from operations.

Capital Resources

The Company's capital spending for the quarter was $6.9 million and $15.0 million for the first six months of fiscal 1999. The major capital project during the first and second quarter was the conversion of the Marshville, North Carolina complex from turkey to chicken, which resulted in capital expenditures of $3.8 million for the second quarter and $9.4 million for the six months. The remaining capital expenditures were primarily for replacements of existing equipment and safety requirements.

Depreciation expense was $4.8 million for the quarter and $9.7 million year-to-date. Projected capital spending for fiscal 1999 is expected to total $23 to $26 million.

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

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires that companies report certain information about operating segments in a complete set of financial statements and in condensed financial statements of interim periods issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of this statement will have a significant impact on the financial statements.

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

Year 2000 Update

The Company began addressing the Year 2000 issue in 1995 and elected to replace its multiple financial and order management systems with one set of integrated software from Oracle Corporation. An upgrade to a newer release of the Oracle software that supports the Year 2000 should be completed during the third quarter of this fiscal year. The Company has assessed all personal computers and communication networks and believes there are no significant Year 2000 problems in these areas.

A review of operational systems, including processing plants, feed mills, warehouses and hatcheries has been performed. This review has resulted in a plan for minor upgrades or replacements of equipment. At the present time, management is not aware of any significant operational problems resulting from Year 2000 related equipment.

To ensure that WLR business with our vendors and customers will continue without interruption in the new millennium, the Company began assessing vendor and customer Year 2000 readiness by written questionnaires in November of 1998. Questionnaires were sent to customers comprising a majority of our sales revenue and to all significant vendors. To date, no problems have arisen with either vendors or customers, but all responses have not yet been obtained. The Company will continue to monitor and request Year 2000 readiness disclosures from its vendors and customers through out the remainder of the year. There can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis.

In evaluating contingency plans, the Company has identified its live production accounting as the area most likely to need a backup system in case of Year 2000 problems. The system is not deemed a critical system in terms of operating procedures and operates independently from the major Oracle operating systems. The Company estimates that the live production accounting system will be Year 2000 compliant by October of 1999. In the event of a system failure in the live accounting area, the Company feel's that there is sufficient written documentation to prepare the needed accounting information on a manual basis.

The Company has a committee that meets regularly to discuss progress and issues pertaining to the Year 2000. Progress is reported on a regular basis to the Board of Directors.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

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


                                   Expected Maturity Date
Liabilities:
Dollars in thousands           1999     2000     2001     2002
--------------------------     ----     ----     ----     ----
Liabilities:
Long-term debt, including
 Current Portion Fixed Rate    $183     $196     $202     $215
     Average interest rate     6.00%    6.00%    6.00%    6.00%

Variable Rate                  $1,042   $4,850   $5,850   $51,244
     Average interest rate     7.48%    7.51%    7.51%    7.69%

Interest Rate Derivatives
Dollars in thousands           1999     2000     2001     2002
--------------------------     ----     ----     ----     ----
Interest Rate Swaps
   Variable to Fixed           $0       $50,000  $0       $0
     Average pay rate          0.00     6.29%    0.00     0.00
     Average receive rate
      - USD 1 month Libor

Interest Rate Cap
     Average pay rate          $0.00    $75,000  $0.00    $0.00
     Average receive rate
      - USD 1 month Libor      0.00     6.50%    0.00     0.00


Liabilities:                            There-            Fair
Dollars in thousands           2003     after    Total    Value
--------------------------     ----     ------   -----    -----
Liabilities:
Long-term debt, including
 Current Portion Fixed Rate    $89      $144     $1,029   $1,029
     Average interest rate     6.00%    6.00%    6.00%

   Variable Rate               $0       $0       $62,986  $62,986
Average interest rate          0.00%    0.00%    7.65%


Interest Rate Derivatives               There-            Fair
Dollars in thousands           2003     after    Total    Value
--------------------------     ----     ------   -----    -----
Interest Rate Swaps
   Variable to Fixed           $0       $0       $50,000  ($638)
     Average pay rate          0.00     0.00     6.29%
     Average receive rate
      - USD 1 month Libor

Interest Rate Cap
     Average pay rate          $0.00    $0.00    $75,000  $7
     Average receive rate
      - USD 1 month Libor      0.00     0.00     6.50%


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

The following table provides information about the Company's corn, soybean meal and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at December 26, 1998. For the futures contracts, the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in December 1999. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.


On Balance Sheet Commodity Position
  and Related Derivatives

                                   Carrying       Fair
Dollars in thousands                Amount        Value
--------------------------         --------       -----
Corn, Soybean Meal and
 Other Feed Ingredient
 Inventory                         10,992         10,992

                                   Contractual    Fair
Related Derivatives                  Amount       Value
--------------------------         -----------    -----
Corn Futures Contracts
   Contract Volumes
    (100,000 bushels)                    58
   Weighted Average Price
    (per bushel)                       2.41         2.35
   Contract Amount (dollars
    in thousands)                    14,026       13,692

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See attached Exhibit Index

          (b)  Form 8-K

               Reporting Date November 12, 1998. Item Reported - Item 5, Other Events. WLR Foods, Inc. announced it had entered into a three year financing arrangement with Harris Trust and Savings Bank as agent for a syndicate of lenders to refinance the Company s existing debt. The Company also announced plans to sell its Monroe, North Carolina further processing plant, and to consolidate its Monroe, North Carolina and Franconia, Pennsylvania further processing operations in Franconia.

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



                                   WLR FOODS, INC.


                                     __/s/ Dale S. Lam__
                                   Dale S. Lam, Chief Financial
                                   Officer and duly authorized
                                   signator for Registrant

                             EXHIBIT INDEX


Exhibit No.         Description

  2.1               Form of Credit Agreement, dated as of
                    November 20, 1998

  2.2               Form of Revolving Credit Note, as of dated
                    November 20, 1998

  2.3               Form of Term Credit Note, dated as of
                    November 20, 1998

  27                Financial Data Schedule