Form 10-Q
period 1999-03-27
WLR FOODS INC
filed 1999-05-11
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION   13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 27, 1999

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at April 29, 1999 was 16,520,426 shares.

                    PART 1.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                   WLR FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                               Thirteen weeks ended

In thousands, except per share data           MARCH 27,      MARCH 28,
                                                1999           1998
Net sales                                     $192,881       $212,487
Cost of sales                                  169,716        201,763
                                              --------       --------
   Gross profit                                 23,165         10,724
Selling, general and administrative
 expenses                                       22,406         22,082
                                              --------       --------
   Operating income (loss)                         759        (11,358)

Other expense:
   Interest expense                              1,425          6,255
   Gain on sale of Goldsboro division               55              -
   Other income                                   (515)          (242)
                                              --------       --------
   Other expense, net                              965          6,013
                                              --------       --------
Loss before income taxes                          (206)       (17,371)
Income tax benefit                                 (79)        (6,254)
                                              --------       --------
Net loss from continuing operations              ($127)      ($11,117)

Loss from discontinued operations, net
 of tax                                              -           (147)


Gain on disposal of discontinued
 operations, net of tax                            644              -
                                              --------       --------
Total income (loss) from discontinued
 operations                                        644           (147)
                                              --------       --------
Net income (loss)                                 $517       ($11,264)
                                              ========       ========

Basic loss per common share, continuing
 operations                                     ($0.01)        ($0.68)
Basic earnings (loss) per common share,
 discontinued operations                          0.04          (0.01)
                                              --------       --------
Total basic earnings (loss) per common
 share                                           $0.03         ($0.69)
                                              ========       ========

Diluted loss per common share,
 continuing operations                          ($0.01)        ($0.68)
Diluted earnings (loss) per common
 share, discontinued operations                   0.04          (0.01)
                                              --------       --------
Total diluted earnings (loss) per common
 share                                           $0.03         ($0.69)
                                              ========       ========

See accompanying Notes to Consolidated Financial Statements.

                   WLR FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                               Thirty-nine weeks ended
In thousands, except per share data           MARCH 27,     MARCH 28,
                                                1999          1998
Net sales                                     $660,097      $702,710
Cost of sales                                  557,845       659,835
                                              --------      --------
   Gross profit                                102,252        42,875
Selling, general and administrative
 expenses                                       70,509        68,070
                                              --------      --------
   Operating income (loss)                      31,743       (25,195)

Other expense:
   Interest expense                              9,314        15,489
   Gain on sale of Goldsboro division           (7,699)            -
   Other income                                   (212)         (722)
                                              --------      --------
   Other expense, net                            1,403        14,767
                                              --------      --------
Earnings (loss) before income taxes and
 minority interest                              30,340       (39,962)
Income tax expense (benefit)                    11,529       (14,386)
Minority interest in net earnings of
 consolidated subsidiary                             -            66
                                              --------      --------
Net earnings (loss) from continuing
 operations                                    $18,811      ($25,642)

Income from discontinued operations, net
 of tax                                            664         2,044

Gain on disposal of discontinued
 operations, net of tax                         16,143             -
                                              --------      --------
Total income from discontinued
 operations                                     16,807         2,044

Extraordinary charge on early
 extinguishment of debt, net of tax            ($2,559)            -
                                              --------      --------
Net income (loss)                              $33,059      ($23,598)
                                              ========      ========

Basic earnings (loss) per common share,
  continuing operations                          $1.12        ($1.57)
Basic earnings per common share,
 discontinued operations                          1.00          0.12
Basic loss per common share,
 extinguishment of debt                          (0.15)            -
                                              --------      --------
Total basic earnings (loss) per common
 share                                           $1.97        ($1.45)
                                              ========      ========

Diluted earnings (loss) per common
 share, continuing operations                    $1.11        ($1.57)
Diluted earnings per common share,
 discontinued operations                          0.99          0.12
Diluted loss per common share,
 extinguishment of debt                          (0.15)            -
                                              --------      --------
Total diluted earnings (loss) per common
 share                                           $1.95        ($1.45)
                                              ========      ========

See accompanying Notes to Consolidated Financial Statements.

                  WLR FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                               MARCH 27,      June 27,
                                                 1999           1998
ASSETS                                      (unaudited)
Current Assets
   Cash and cash equivalents                      $148          $335
   Accounts receivable, less allowance for
    doubtful accounts of $1,724 and $1,515.     55,935        72,457
   Inventories (Note 2)                        105,511       128,031
   Income taxes receivable                       1,002         1,002
   Other current assets                          2,372         1,870
                                              --------      --------
    Total current assets                       164,968       203,695

Property, plant and equipment, net             114,236       153,702
Deferred income taxes                            2,365        18,247
Other assets                                     6,773         6,098
                                              --------      --------
TOTAL ASSETS                                  $288,342      $381,742
                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt         $4,793        $3,452
   Excess checks over bank balances             16,055         9,925
   Trade accounts payable                       26,020        28,742
   Accrued expenses                             33,979        32,245
   Deferred income taxes                         8,810        10,636

   Other current liabilities                     1,529             -
                                              --------      --------
    Total current liabilities                   91,186        85,000

Long-term debt, excluding current
 maturities                                     55,387       189,225
Other liabilities and deferred credits           3,724         3,626

Shareholders' equity :
   Common stock, no par value.                  68,946        67,851
   Additional paid-in capital                    2,974         2,974
   Retained earnings                            66,125        33,066
                                              --------      --------
    Total shareholders' equity                 138,045       103,891
                                              --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                       $288,342      $381,742
                                              ========      ========

See accompanying Notes to Consolidated Financial Statements.

                  WLR FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                Thirty-nine weeks ended
Dollars in thousands                          MARCH 27,    MARCH 28,
                                                1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                            $33,059     ($23,598)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
Extraordinary loss on early
 extinguishment of debt                          2,559            -
Depreciation and amortization                   16,351       19,592
Gains on sale of property, plant and
 equipment                                         (78)         (52)
Gain on sale of Goldsboro division              (7,699)           -
Gain on sale of discontinued operation         (26,038)           -
Deferred income taxes                           14,056      (13,761)
Valuation allowance on assets held for
 sale                                            1,354            -
Other, net                                          51         (287)
Change in operating assets and
 liabilities:
   Decrease in accounts receivable              11,251       11,878
   Decrease in inventories                      13,461       23,194
   Decrease (Increase) in other current
    assets                                        (593)       3,529
   Decrease (Increase) in long-term
    assets                                      (1,165)         630
   Decrease in accounts payable                 (1,356)      (7,391)
   Increase in accrued expenses and
    other                                        5,743        1,330
                                              --------     --------
Net Cash Provided by Operating Activities       60,956       15,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and
 equipment                                     (19,240)     (16,193)
Proceeds from sale of discontinued
 operation                                      54,968            -
Proceeds from sale of Goldsboro division        37,582            -
Proceeds from sale of property, plant and
 equipment                                         325        1,582
                                              --------     --------
Net Cash Provided By (Used in) Investing
Activities                                      73,635      (14,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolver and
 long-term debt                                418,900       23,040
Payments on revolver and long-term debt       (558,364)     (10,454)
Financing costs paid                            (1,966)      (5,174)
Increase (decrease) in checks drawn not
 presented                                       6,130       (4,125)
Issuance of common stock                           522          699
Repurchase of common stock                           -       (4,438)
                                              --------     --------
Net Cash Used in Financing Activities         (134,778)        (452)
                                              --------     --------

(Decrease) Increase in Cash and Cash
Equivalents                                       (187)           1
Cash and Cash Equivalents at Beginning of
 Fiscal Year                                       335          283
                                              --------     --------
Cash and Cash Equivalents at End of
 Period                                           $148         $284
                                              ========     ========

Supplemental Cash Flow Information:
 Cash paid (refunded) for :
   Interest                                    $11,713      $13,026
   Income taxes                                  6,306       (3,149)

   The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

Non-cash financing activities:

   In fiscal 1998:
   The Company issued 102,296 shares as a stock dividend in the first quarter.

   The Company issued 889,898 stock warrants in the third quarter relating to the debt refinancing; of these 266,969 were immediately exercisable and were recorded at a value of $1,695,256.

   In fiscal 1999:,
   The Company recorded 142,384 stock warrants at a value of $904,136 which related to the February 1998 debt refinancing in the first quarter.

   The Company had 28,180 stock warrants expire at a value of $178,943 when a portion of the February 1998 debt was repaid in the first quarter.

   The Company incurred an extraordinary charge on early extinguishment of debt in the amount of $4.1 million in the second quarter.

See accompanying Notes to Consolidated Financial Statements.

             Notes to Consolidated Financial Statements
                  WLR Foods, Inc. and Subsidiaries

1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of March 27, 1999, and the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 27, 1999 and March 28, 1998, and the consolidated statements of cash flows for the thirty-nine weeks ended March 27, 1999 and March 28, 1998 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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


2. Inventories

A summary of inventories at March 27, 1999 and June 27, 1998 follows:

(unaudited)
Dollars in thousands                    MARCH 27,      June 27,
                                          1999           1998

Live poultry and breeder flocks         $ 48,736       $ 58,947
Processed poultry and meat products       30,364         38,837
Packaging supplies, parts and other       13,665         15,879
Feed, grain and eggs                      12,746         14,368
                                         -------        -------
Total inventories                       $105,511       $128,031
                                         =======        =======

3. Earnings Per Share

The following is a reconciliation between the calculation of basic and diluted net earnings (loss) per share:

                                   Third Quarter  Third Quarter
                                  March 27, 1999 March 28, 1998

Basic EPS Computation
Numerator - Net earnings (loss)             $517      ($11,264)
                                        ========      ========

Denominator:
Common shares outstanding                 16,492        16,334
Effect of outstanding stock warrants         303            82
                                        --------      --------
Basic weighted average common shares
 outstanding                              16,795        16,416
                                        ========      ========

Basic earnings (loss) per share            $0.03        ($0.69)
                                        ========      ========

Diluted EPS Computation
 Numerator - Net earnings (loss)            $517      ($11,264)
                                        ========      ========

Denominator:
Common shares outstanding                 16,492        16,334
Effect of outstanding options                  0             0
Effect of outstanding stock warrants         303            82
                                        --------      --------
Diluted weighted average common shares
 outstanding                              16,795        16,416
                                        ========      ========

Diluted earnings (loss) per share          $0.03        ($0.69)
                                        ========      ========


                                   Year To Date    Year To Date
                                  March 27, 1999  March 28, 1998

Basic EPS Computation
Numerator - Net earnings (loss)          $33,059       ($23,598)
                                        ========       ========
Denominator:
Common shares outstanding                 16,462         16,291
Effect of outstanding stock warrants         299             28
                                        --------       --------

Basic weighted average common shares
 outstanding                              16,761         16,319
                                        ========       ========

Basic earnings (loss) per share            $1.97         ($1.45)
                                        ========       ========

Diluted EPS Computation
 Numerator - Net earnings (loss)         $33,059       ($23,598)
                                        ========       ========

Denominator:
Common shares outstanding                 16,462         16,291
Effect of outstanding options                 13              0
Effect of outstanding stock warrants         445             28
                                        --------       --------
Diluted weighted average common shares
 outstanding                              16,920         16,319
                                        ========       ========

Diluted earnings (loss) per share          $1.95         ($1.45)
                                        ========       ========

4.  Sale of Assets

The Company completed the sale of its Cassco Ice & Cold Storage subsidiary on July 31, 1998 for net proceeds of approximately $54 million, resulting in a gain of approximately $25 million ($15 million after tax). Income from operations in the current fiscal year was approximately $1 million ($0.7 million after tax). Both items relating to the sale have been segregated from continuing operations and reported as separate line items on the statement of operations. Based on a net asset value calculation at the date of sale, additional consideration was due to the Company. A portion of this additional consideration, $1.1 million, was received and recorded by the Company in February 1999. Additional proceeds, if any, will be recognized by the Company when agreed to and collected.

In August 1998, the Company completed the sale of its Goldsboro, North Carolina chicken complex. Net proceeds of approximately $37 million resulted in a gain of approximately $8 million ($5 million after tax).

Subsequent to the end of the third quarter, the Company completed the sale of its processing plant in Monroe, NC for net proceeds of $4.3 million, resulting in a loss of approximately $1.4 million, which had been previously reserved. During the second quarter of fiscal 1999, the Company had recorded a non-cash charge of $1.4 million to reduce the Monroe carrying value to approximate its net realizable value.

5.  Debt Refinancing

The Company refinanced its Secured Term Notes and Secured Revolving Credit Notes as of November 20, 1998. The new facility is a three-year financing agreement that provides a total borrowing capacity of $150 million. The Agreement includes a $50 million term loan and $100 million revolving credit facility. Both facilities have a maturity date of November 20, 2001 and are secured by virtually all of the Company's assets.

At March 27, 1999, all $50 million of the term loan borrowings were based on a LIBOR rate of 5.00% plus the applicable margin of 140 basis points for a total rate of 6.40%. Revolving credit borrowings totaled $9.0 million as of March 27, 1999, at a LIBOR rate of 4.95% plus the 140 basis point applicable margin for a total rate of 6.35%. At the end of each quarter, the applicable margin is adjusted based upon Company performance. As of March 27, 1999 the applicable margin was at its lowest possible point.

Principal payments of $1.0 to $1.5 million are required at the end of each fiscal quarter beginning with the fourth quarter of 1999 for the Term Loan portion of the credit facility. Additionally, principal payments are required on the proceeds of asset sales in excess of $1.0 million annually and for substantial new issuances of common stock.

The Company recorded an extraordinary non-cash charge to write-off the remaining unamortized debt issue costs of the prior credit facility during the quarter ended December 26, 1998 of $1.5 million ($1.0 million after tax). The charge is shown as an extraordinary item for the early extinguishment of debt. During the first quarter ended on September 26, 1998, the Company recorded an extraordinary charge of $2.6 million ($1.6 million after tax) for the early extinguishment of debt resulting from the permanent reduction of its prior credit facility due to the sale of its Cassco Ice & Cold Storage, Inc. subsidiary and its Goldsboro, North Carolina chicken complex. Total year to date charges for the early extinguishment of debt are $4.1 million ($2.6 million after tax).

The Company incurred approximately $2.0 million in costs to establish the new credit facility, which have been capitalized and are being amortized to interest expense over the life of the loan.

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

The Company was in compliance with all covenants required by its new credit facility as of March 27, 1999.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Operating income for the third quarter of fiscal 1999 of $0.8 million was $12.1 million more than the same quarter last year. The improvement was primarily due to lower feed costs approximating $12 million. In total, prices declined approximately $4 million from the same quarter last year, with a $6 million decline in chicken pricing offset by a $2 million increase in the prices received for turkey products. Offsetting the decline in prices was improvements in operations and performance that totaled approximately $4 million.


Results of Operations

Net sales from continuing operations for the third quarter decreased $19.6 million or 9.2% to $192.9 million, compared to $212.5 million for the same quarter last year. Of this decrease, approximately $10 million is due to the closing of the distribution business in Franconia, Pennsylvania during the first quarter. Chicken revenues for the quarter increased 3%, the result of a 10% increase in volume, partially offset by a 7% decrease in pricing. Turkey revenues decreased 8%, with a 2% increase in price partially offsetting decreased volumes of 10%, which were planned cutbacks that primarily resulted from the conversion of the Marshville complex from turkey to chicken in the first quarter of this fiscal year.

For the first nine months of fiscal 1999, net sales from continuing operations decreased $42.6 million or 6.1% to $660.1 million, compared to $702.7 million for the same period last year. Approximately $30 million of the decrease is the result of the closing of the Franconia distribution business. Chicken revenues increased 10%, the result of a 3% increase in pricing and a 7% increase in volume. Turkey revenues decreased 6%, with a 2% increase in price partially offsetting decreased volumes of 8%.

For the third quarter of fiscal 1999, gross profits from continuing operations increased $12.4 million to $23.2 million and gross profit margins from continuing operations improved to 12.0% from 5.0% for the same quarter last year. Improving grain costs of approximately $12 million were the result of corn and soymeal average delivered prices decreasing 18% and 31%, respectively. Turkey prices for the quarter increased 2% resulting in additional revenues of $2 million, while decreased chicken prices of 7% provided $6 million less in revenues. The Company also benefited from improved operating costs and performance of approximately $4 million.

Gross profits from continuing operations increased $59.4 million to $102.3 million for the first nine months of fiscal 1999. Gross profit margins from continuing operations improved to 15.5% from 6.1% last year. The improvements in gross profits are primarily attributable to decreases in grain costs of approximately $46 million. In addition, chicken and turkey prices for the nine months increased 3% and 2%, respectively, compared to the same period last year, resulting in additional revenues of $8 million in chicken and $6 million in turkey.

During the third quarter of fiscal 1999, selling, general and administrative expenses, which included accrued employee incentives of $0.1 million, increased $0.3 million when compared to the same quarter last year. For the first nine months of 1999, selling, general and administrative expenses, which included $1.6 million of accrued employee incentives, increased $2.4 million when compared to the same period last year.

Interest expense decreased $4.8 million for the quarter and $6.2 million for the first nine months of the year, when compared to the same periods last year. These decreases are primarily the result of reduced borrowings.

On August 14th, 1998 the Company sold its Goldsboro, North Carolina chicken complex for approximately $37 million in net proceeds resulting in a pre-tax gain of approximately $8 million The net proceeds were used to reduce long term debt.

The Company had a net loss from continuing operations of $0.1 million, or $0.01 per diluted share for the third quarter of fiscal 1999, compared with a net loss of $11.1 million, or $0.68 per diluted share for the same quarter last year. For the first nine months of fiscal 1999, net earnings from continuing operations were $18.8 million, or $1.11 per diluted share, versus a net loss of $25.6 million, or $1.57 per diluted share in the same period last year.

On July 31st, 1998 the Company sold its Cassco Ice and Cold Storage, Inc. subsidiary for approximately $54 million in net proceeds. The net proceeds from the sale of the subsidiary were used to reduce long-term debt. While there was no income from Cassco during the third quarter of this fiscal year, the year-to-date Cassco income from discontinued operations, net of tax, is $0.6 million and compares to $2.0 million in after-tax income for the nine months ended March 28, 1998. During the first fiscal quarter of 1999, the Company recorded a $15.5 million after-tax gain on the sale. Additional consideration was received during the third quarter of fiscal 1999 resulting in a $0.6 million after-tax increase in the gain on sale of discontinued operations.

Due to the permanent reduction of long term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex, the Company recorded an extraordinary after-tax charge of $1.6 million during the first quarter of fiscal 1999, representing the write-off of capitalized debt costs.

In conjunction with the November 20, 1998 debt refinancing, the Company recorded an extraordinary after-tax charge of $1.0 million during the second quarter of fiscal 1999, representing the write-off of remaining capitalized debt costs pertaining to the refinanced credit facility.

Net income for the fiscal 1999 third quarter was $0.5 million, or $0.03 per diluted share, and included an additional after-tax settlement totaling $0.6 million, or $0.04 per diluted share, on the sale of the Company s Cassco Ice & Cold Storage subsidiary, versus a net loss of $11.3 million, or $0.69 per diluted share, which included an after-tax loss of $0.2 million, or $0.01 per diluted share from the discontinued Cassco operation, for the same quarter last year.

For the fiscal 1999 nine-month period, net income was $33.1 million, or $1.95 per diluted share, and included: after-tax income of $0.7 million, or $0.04 per diluted share from the Company's Cassco Ice & Cold Storage subsidiary; an after-tax gain of $16.1 million or $0.95 per diluted share on the sale of Cassco; and an after-tax, non-cash write-off totaling $2.6 million, or $0.15 per diluted share, on the early extinguishment of debt, versus a net loss of $23.6 million, or $1.45 per diluted share, which included after-tax income of $2.0 million, or $0.12 per diluted share from Cassco, for the same period last year.


Financial Condition and Liquidity

Accounts receivable and total inventory at the end of the first nine months of fiscal 1999 were $16.5 million and $22.5 million lower, respectively, when compared to the end of fiscal year 1998. Live and processed inventories decreased $10.2 million and $8.5 million, respectively. The decrease in live inventory was primarily due to the reduction in the number of turkeys grown and lower feed costs, while the processed inventories decreased primarily from the seasonal sale of turkey products and decreases in turkey production.

Debt levels were reduced substantially during the first nine months of fiscal 1999, from $192.7 million at fiscal 1998 year-end to $60.2 million at the end of the first nine months of fiscal 1999. The decrease of $132.5 million is the result of approximately $93 million from the sales of Cassco Ice and Cold Storage, Inc. and the Goldsboro complex, and from approximately $39.5 million in cash flow from operations.


Capital Resources

The Company's capital spending was $4.2 million and $19.2 million for the third quarter and the first nine months of fiscal 1999, respectively. The major capital project during this fiscal year was the conversion of the Marshville, North Carolina complex from turkey to chicken, which resulted in capital expenditures of $0.5 million for the third quarter and $9.9 million for the nine month period. The remaining capital expenditures were primarily for replacements of existing equipment and safety requirements. Depreciation expense was $4.8 million for the quarter and $14.5 million year-to-date. Projected capital spending for fiscal 1999 is expected to total $24 to $26 million.

The Company remains in material compliance with all regulatory requirements at the present time. The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on March 28, 1998. The statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The implementation of the standard did not have an impact on the financial reporting of the Company.

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

Company performance expectations or "forward looking statements" expressed from time to time are always subject to the possible material impact of any risks of the business. These risks include weather conditions impacting grain production and harvesting and live growout of poultry; feed supplies and prices; supplies and selling prices of poultry and competing meats; consumer preferences; governmental and regulatory controls of the poultry industry; changes in the regulations governing production processes; and fluctuations in the general business climate.


Year 2000 Update

The Company began addressing the Year 2000 issues in 1995 and elected to replace its multiple financial and order management systems with one set of integrated software from Oracle Corporation. An upgrade to a newer release of the Oracle software that supports the Year 2000 was completed in March of 1999. The Company has assessed all personal computers and communication networks and believes there are no significant Year 2000 problems in these areas.

A review of operational systems, including processing plants, feed mills, warehouses and hatcheries has been performed. This review has resulted in a plan for minor upgrades or replacements of equipment. At the present time, management is not aware of any significant operational problems resulting from Year 2000 related equipment.

To ensure that WLR's business with vendors and customers will continue without interruption in the new millennium, the Company began assessing vendor and customer Year 2000 readiness by written questionnaires in November of 1998. Questionnaires were sent to customers comprising a majority of sales revenue and to all significant vendors. To date, no problems have arisen with either vendors or customers, but all responses have not yet been obtained. The Company will continue to monitor and request Year 2000 readiness disclosures from its vendors and customers through out the remainder of the year. There can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis.

In evaluating contingency plans, the Company has identified its live production accounting as the area most likely to need a backup system in case of Year 2000 problems. The system is not deemed a critical system in terms of operating procedures and operates independently from the major Oracle operating systems. The Company estimates that the live production accounting system will be year 2000 compliant by no later than October of 1999. In the event of a system failure in the live accounting area, the Company believes that there is sufficient written documentation to prepare the needed accounting information on a manual basis.

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

                                    Expected Maturity Date

Liabilities:
Dollars in thousands                 1999      2000      2001      2002
--------------------                 ----      ----      ----      ----
Liabilities:
Long-term debt, including
 Current Portion
   Fixed Rate                         $18      $196      $202      $215
      Average interest rate         6.00%     6.00%     6.00%     6.00%

   Variable Rate                   $1,027    $4,850    $5,850   $47,590

      Average interest rate         6.39%     6.39%     6.39%      6.39%

Interest Rate Derivatives
Dollars in thousands                 1999      2000      2001       2002
--------------------                 ----      ----      ----       ----
Interest Rate Swaps
   Variable to Fixed                   $0   $50,000        $0         $0
      Average pay rate               0.00     6.29%      0.00       0.00
      Average receive rate
       - USD 1 month Libor

Interest Rate Cap                  $0.00    $75,000     $0.00      $0.00
       Average pay rate             0.00      6.50%      0.00       0.00
       Average receive rate
        - USD 1 month Libor


Liabilities:                                 There-              Fair
Dollars in thousands                 2003     after     Total    Value
--------------------                 ----    ------     -----    -----
Liabilities:
Long-term debt, including
 Current Portion

   Fixed Rate                         $89      $144      $864     $864
      Average interest rate         6.00%     6.00%     6.00%

   Variable Rate                       $0        $0   $59,317  $59,317
      Average interest rate         0.00%     0.00%     6.39%

Interest Rate Derivatives                    There-              Fair
Dollars in thousands                 2003     after     Total    Value
--------------------                 ----    ------     -----    -----
Interest Rate Swaps
   Variable to Fixed                   $0        $0   $50,000   ($535)
       Average pay rate              0.00      0.00     6.29%
       Average receive rate
        - USD 1 month Libor

Interest Rate Cap                   $0.00     $0.00   $75,000      (1)
       Average pay rate              0.00      0.00     6.50%
       Average receive rate
        - USD 1 month Libor


Commodity Price Sensitivity

The Company is a purchaser of certain commodities, primarily corn and soybeans. The Company uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The contracts that effectively meet risk reduction and correlation criteria are recorded using hedge accounting. Gains and losses on hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's corn, soybean meal, other feed ingredient inventory, futures contracts and forward purchases that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at March 27, 1999. For the futures contracts and forward purchases, the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in May 2000. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures and forward contracts.

On Balance Sheet Commodity Position and Related Derivatives


                                   Carrying       Fair
Dollars in thousands                Amount        Value
--------------------               --------       -----
Corn, Soybean Meal and Other Feed
Ingredient Inventory                  8,519       8,519


                                   Contractual    Fair
Related Derivatives                  Amount       Value

Corn Futures Contracts and
 Forward Purchasing
Contract Volumes (100,000 bushels)      152
Weighted Average Price (per bushel)   $2.30       $2.41
Contract Amount (dollars in
 thousands)                          34,891      36,626

Soy Bean Meal Futures Contracts and
 Forward Purchasing
Contract Volumes (100 tons)             946
Weighted Average Price (per ton)    $141.82     $141.22
Contract Amount (dollars in
 thousands)                          13,416      13,360

                      PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

As previously reported on Form 8-K, filed with the Commission on March 1, 1999, on February 24, 1999, the Attorney General of the State of West Virginia filed suit against WLR Foods and its Wampler Foods, Inc. subsidiary in the Circuit Court of Hardy County, West Virginia under the West Virginia Consumer Credit and Protection Act, seeking unspecified damages. The suit alleged that Wampler provided substandard chicks and feed to broiler growers who raise chickens for Wampler.

On April 6, 1999, the Company was served with an Amended Complaint, alleging that the Company violated the West Virginia Consumer Credit and Protection Act, the West Virginia Antitrust Act and the federal Packers and Stockyard Act in dealing with its broiler growers in West Virginia. In addition to seeking restitution to growers and damages of an unspecified amount, which would be trebled in the case of violations of the West Virginia Antitrust Act, the suit seeks a $100,000 civil penalty for alleged violations of the Antitrust Act and civil penalties of $5,000 for each alleged violation of the Consumer Credit and Protection Act. The State has also requested a preliminary injunction, enjoining Wampler Foods from paying any grower less than the current average base rate, and from terminating any existing grower's contract. The Company has filed a Notice of Removal in the U.S. District Court in Elkins, West Virginia, removing the case to federal court

The lawsuit is not expected to have a material effect on the Company's financial statements. The Company continues to believe the suit is without merit, and intends to defend it vigorously.


Item 5.   Other Information.

          On April 27, 1999, Phillip C. Stone, President of Bridgewater College, Bridgewater, Virginia, was appointed to the Registrant s Board of Directors to serve as an additional Class A Director until the next annual meeting of the shareholders. Mr. Stone received his undergraduate education at Bridgewater College, attended the University of Chicago Graduate School of Economics, and received a law degree from the University of Virginia. After practicing law for 24 years, Mr. Stone became President of Bridgewater College in 1994. He has held leadership positions in the Virginia State Bar and the Virginia Bar Association, of which he served as President in 1997. He has also chaired the Virginia State Bar Committee on Ethics and its Disciplinary Board.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See attached Exhibit Index

          (b)  Form 8-K

               Reporting Date February 24, 1999. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported that the Attorney General for the State of West Virginia had filed suit against the Company and its wholly-owned subsidiary, Wampler Foods, Inc., alleging violations of the West Virginia Consumer Credit and Protection Act, seeking unspecified damages.


               Reporting Date March 19, 1999. Item Reported - Item 5, Other Events. WLR Foods, Inc. reported the resignation of Ruth J. Mack, Executive Vice President of Sales and Marketing.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 11th day of May, 1999, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.



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