Form 10-K
period 1999-07-03
WLR FOODS INC
filed 1999-09-29
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                               FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934
     For the fiscal year ended July 3, 1999
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 3, 1999 was approximately $119,525,045. As of that date 16,557,582 shares of the registrant's common stock were issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the fiscal year ending July 3, 1999 are incorporated by reference in Items 5-8 of
Part II. Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference in Items 10-13 of Part III.

                                PART I

Item 1. BUSINESS.


General

     WLR Foods, Inc. (with its subsidiaries, "WLR" or the "Company") was incorporated in the Commonwealth of Virginia in 1984. WLR is a leading producer, processor and marketer of poultry-based products, including fresh, frozen and further processed chicken and turkey. The Company markets products under its Wampler Foods(R) brand trademark and under various private labels to customers in the retail, foodservice and institutional markets, as well as to export customers in more than 60 countries. In 1999, WLR was ranked the fourth largest turkey producer by Turkey World magazine, the twelfth largest chicken producer by Broiler Industry magazine, and the seventh largest poultry company by Poultry magazine. Company sales for fiscal 1999 were $888 million, including approximately $453 million of chicken segment sales and $428 million of turkey segment sales, and representing approx-imately 584 million pounds and 441 million pounds of poultry products in the chicken and turkey segments, respectively. Remaining sales were comprised of revenues from the Company's protein conversion plants.

     The Company markets a full line of chicken and turkey products, including individually packaged fresh and frozen whole birds, fresh and frozen bulk parts, fresh and frozen tray packs of individual parts and a large assortment of further processed products. By offering a broad array of products, the Company is able to shift production among whole birds, parts and further processed products in response to changes in customer demands and product prices. WLR is also actively expanding its offering of further processed products, which offer consumers added convenience and taste while generating higher margins for WLR, and for which grain costs represent a smaller percentage of overall production cost. Further processed products include a variety of salads, turkey burgers and sausage, ground turkey and chicken and various fully cooked breast products.

     WLR markets branded and private label poultry products to retail, fast food, foodservice and institutional customers throughout the United States with an emphasis on the East Coast. The Company is positioning itself as a full-service supplier to these customers for poultry-based products, offering a broad assortment of branded and private label products across multiple price points. In addition, WLR continues to expand its export sales, which have grown from 4% of total Company sales in 1990 to 10% of sales in 1999.

     The Company is vertically integrated and controls the growing of its poultry, and the processing, preparation, packaging and marketing of its products. Such integration enables WLR to ensure a consistently high degree of product quality, and to adjust its product mix to changes in the prices of products, changes in customer requirements and to geographic imbalances in supply. As an integrated producer, the Company also is able to reduce operating costs, improve operating efficiency and deliver a higher yield of harvestable birds to its processing plants through improvements in processing facilities, automation and the active monitoring and management of its breeder stock, hatching and growing conditions and feed components.

     Through July 1998, the Company operated a cold storage and ice manufacturing and distribution business through its Cassco Ice and Cold Storage, Inc. (Cassco) operating subsidiary. In July 1998, the Company sold its Cassco subsidiary. The Company also sold its Goldsboro, North Carolina chicken complex in August 1998. The volume produced at the Goldsboro complex was replaced by the conversion of the Marshville, North Carolina turkey complex to chicken processing, which was completed in the first fiscal quarter of 1999.


Poultry Production

     WLR Foods' primary operations include the breeding, hatching, grow-out and processing of turkeys and chickens. For fiscal 1999, WLR Foods produced approximately 471 million pounds of dressed turkey and 685 million pounds of dressed chicken.

     WLR Foods purchases breeder stock turkey eggs which it hatches and places with growers who supply labor and housing to produce breeder flocks. These breeder flocks produce eggs that are taken to the company-owned turkey hatchery for incubation and hatching into poults, providing approximately 69% of the Company's poult supply.
The balance of the Company's poults are purchased from a third party. In its chicken operations, WLR Foods purchases breeder flock chicks and places them with growers who supply labor and housing to raise the birds. The birds are then moved to breeder farms where they begin providing eggs, which are in turn transported to company-owned hatcheries. Once hatched, day-old poults and chicks are inspected and vaccinated against common poultry diseases. In total, WLR Foods contracts with 173 breeder growers who grow approximately one-half of WLR Foods' turkey, and all of WLR Foods' chicken, breeder flocks.

     After hatching and vaccination, poults and chicks are transported to one of WLR Foods' approximately 900 contract growers located in Virginia, West Virginia, Pennsylvania, Maryland, North Carolina and South Carolina who supply labor and housing to raise the turkeys and chickens to maturity. WLR Foods supplies feed primarily from company-owned feedmills and provides grower support through WLR Foods' technicians and veterinarians.

     Grow-out and breeder farms provide WLR Foods with more than 53 million square feet of growing facilities. These farms typically are grower-owned and operate under contract with WLR Foods, providing facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 97% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

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

     Once the turkeys and chickens reach marketable weight, they are transported to one of the Company's seven poultry processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys and chickens for sale or preparation for further processing. Some further processing, such as deboning, skinning and ground turkey is also conducted in a number of these processing plants. Additional further processing, including grinding, marinating, spicing and cooking to produce delicatessen products, frankfurters, meat salads and foodservice products is conducted at the Company's further processing plant.


Processing and Other

     The non-edible by-products of WLR Foods' poultry processing plants are sent to either of its two protein conversion plants, except for the Marshville, North Carolina processing plant, which sells its by-products to a third party vendor. The Company's two protein conversion plants convert the non-edible by-products into feed ingredients for use in its own operations or for sale to pet food manufacturers.

     The following table shows approximate sales revenues by operating segment from WLR Foods' products for the last three fiscal years.

                            Fiscal 1999  Fiscal 1998  Fiscal 1997
(Dollars in Millions)

Chicken segment                 $ 453        $ 389        $ 378
Turkey segment                    428          546          601
Other                               7           11           16
                                 ----         ----         ----
Total Net Sales                 $ 888        $ 946        $ 995
                                 ====         ====         ====


Competition

     The poultry industry is highly competitive. WLR Foods markets its products in competition with both larger and smaller poultry companies on the basis of price, quality and service, with WLR Foods' greatest competition coming from four or five of the country's larger poultry producers and processors. The pricing of poultry products is so competitive that any company with a cost advantage is in a favorable competitive position. Seasonal increases in production and customer buying patterns contribute to fluctuations in prices which are controlled more by supply and demand than by cost of production. WLR Foods primarily markets its chicken and turkey products in the highly competitive eastern sections of the United States.


Seasonality

     In general, the Company's sales are relatively stable throughout the year. However, demand for chicken and further processed products is typically strongest in May through August while demand for turkey products is typically strongest in September through December. Management responds to this seasonality by attempting to manage operating volumes and inventory levels, and the associated working capital requirements, to meet expected demand. As a consequence, the Company's short-term borrowings typically peak in the third and fourth quarters of each fiscal year, reflecting the buildup of turkey product inventories.


Trademarks and Patents

     The Company's Wampler Foods subsidiary markets products under the trademarks WAMPLER FOODS and WAMPLER FOODS and design, both of which are registered with the U.S. Patent and Trademark Office. Wampler Foods continues to market its products under the trademarks TRIM FREE and THE DELI ROAST COLLECTION and design, both of which are federally registered trademarks. Products are also sold under the LEAN LITE DELI, ROUND HILL, FARMER'S CHOICE, KAFETERIA KIT and VALLEY PRIDE marks. Wampler Foods markets its export and foreign military sales under the COLONEL ROCKINGHAM design, ROCKINGHAM and SHENVALLEY trademarks, as well as the WAMPLER FOODS trademark.


Government Contracts

     WLR Foods' government contracts are a small percent of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product delivered, within a one to two month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had less than $0.2 million of governmental contracts outstanding as of July 3, 1999, compared to approximately $5.1 million as of June 27, 1998.


Foreign Sales

     WLR Foods' export sales constituted approximately 10% of its total annual sales in each of fiscal 1999, 1998 and 1997. Wampler Foods has a full-time staffed export sales office which coordinates export sales efforts on behalf of WLR Foods. Export sales originate from that office and use independent brokers as needed. Sales are made to customers in over 60 countries.


Transportation

     Transportation logistics, including the availability of transportation equipment and the efficiency of transportation systems, are key elements in the raising of poultry, transporting feed to the contract growers, transporting poultry to the processing plants, and transporting products to customers. Delivery of the Company's products to its customers is generally performed by refrigerated third party trucking companies. The Company works with a third party vendor to provide logistics services for the delivery of its products. WLR Foods has contracts with two railroad companies for the delivery of feed ingredients to WLR Foods' feedmills.


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

     A total of seven environmental permits are held by Wampler Foods' Virginia facilities, all of which were issued by the Virginia Department of Environmental Quality. The Hinton turkey processing facility holds an air permit which regulates certain combustion equipment and a water permit which regulates the treatment of process wastewater. The Harrisonburg turkey processing facility holds a water permit requiring pretreatment of its process wastewater to meet certain effluent standards before discharging into the regional sewer system. Wampler Foods' Timberville chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater and an air permit which regulates the operation of its protein conversion facility, as well as certain combustion equipment. The chicken processing facility in Alma/Stanley holds one water permit which regulates the discharge of process wastewater. Finally, the Broadway feedmill holds an air permit which was issued primarily for the control and abatement of dust. In addition to the seven environmental permits held by Wampler Foods, WLR Foods holds a Virginia Pollution Abatement permit which allows Wampler Foods' Virginia facilities to land apply certain wastewater biosolids generated by the facilities' wastewater treatment systems.

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

     Wampler Foods' North Carolina facilities hold a total of five environmental permits, all of which were issued by the North Carolina
Department of Environment, Health & Natural Resources.   The
Marshville processing plant holds an industrial wastewater discharge permit which requires processed wastewater to be pretreated prior to discharge to a regional sewer system, and a stormwater permit which regulates stormwater discharges. In addition, the Marshville facility holds a stormwater permit which regulates cooling water and boiler blowdown discharges. The Wingate feedmill holds a stormwater permit which regulates stormwater discharges and an air permit which regulates emissions from boilers, bagfilters, and related equipment.

     Pennsylvania facilities owned by Wampler Foods hold a total of six environmental permits. The Franconia turkey processing plant holds five permits: two water permits for the treatment of process wastewater, two air permits to regulate operation of certain combustion and incineration equipment, and one municipal solid waste disposal permit for the disposal of incinerator ash. Wampler Foods recently applied for a third air permit at its Franconia facility to install and operate a wet scrubber to remove and abate odors. The New Oxford turkey processing facility holds one air permit which regulates combustion equipment. All of the Pennsylvania permits were issued by the Pennsylvania Department of Environmental Resources.

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


Employees

     WLR Foods employed over 7,100 persons as of July 3, 1999, none of whom were covered by a collective bargaining agreement.

Cautionary Statement Concerning Forward Looking Information

     This report contains certain forward-looking statements which are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect unexpected results. WLR Foods' actual results may differ materially from those in the forward-looking statements. For example, operating results may be affected by external factors such as: actions of competitors, changes in laws and regulations, including changes in governmental interpretations of regulations and changes in accounting standards, customer demand and fluctuations in cost and availability of feed ingredients.


Item 2.  PROPERTIES.

     WLR Foods' seven poultry processing facilities and one further processing plant are located in Virginia, West Virginia, Pennsylvania and North Carolina. The processing facilities consist of three turkey facilities and four chicken facilities having a total slaughter capacity of approximately 450,000 turkeys per week (single shift) and
3.65 million chickens per week (double shift). WLR Foods owns and operates four feedmills with a total production capacity of approximately 2 million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 350,000 poults per week and three chicken hatcheries with a total production capacity of approximately
4.0 million chicks per week; and two protein conversion plants with a total production capacity of 4,500 tons of raw product weekly. The diversity, number and geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities as market conditions change. The Company's assets are depreciated on a straight-line basis, based on the following asset lives:

          Land Improvements            10-20 years
          Buildings & Improvements     15-20 years
          Machinery & Equipment         3-8 years
          Transportation Equipment      3-5 years


Item 3.  LEGAL PROCEEDINGS.

     As previously reported, on February 24, 1999, the Attorney General of the State of West Virginia filed suit against WLR Foods and its Wampler Foods, Inc. subsidiary in the Circuit Court of Hardy County,
West Virginia under the West Virginia Consumer Credit and Protection
Act, seeking unspecified damages. The suit alleged that Wampler provided substandard chicks and feed to broiler growers who raise chickens for Wampler.

     On April 6, 1999, the Company was served with an Amended Complaint, alleging that the Company violated the West Virginia Consumer Credit and Protection Act, The West Virginia Antitrust Act and the federal Packers and Stockyard Act dealing with its broiler growers in West Virginia. In addition to seeking restitution to growers and damages of an unspecified amount, which would be trebled in the case of violations of the West Virginia Antitrust Act, the suit seekd a $100,000 civil penalty for alleged violations of the Antitrust Act and civil penalties of $5,000 for each alleged violation of the Consumer Credit and Protection Act. The State has also requested a preliminary injunction, enjoining Wampler foods from paying any grower less than the current average base rate, and from terminating any existing grower's contract.

     The Company filed a Notice of Removal in the U.S. District Court in Elkins, West Virginia, removing the case to federal court. On
August 13, 1999, the District Court remanded the case back to the state Circuit Court.

     The lawsuit is not expected to have a material effect on the Company's financial statements. The Company continues to believe the suit is without merit, and intends to defend it vigorously.

     There were no other material pending legal proceedings during the fiscal year ended July 3, 1999, other than ordinary routine litigation incidental to the Company's business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended July 3, 1999.

Executive Officers of the Registrant

     The following information is given regarding WLR Foods' executive officers.
- ----------------------------------------------------------------------
Name and Position                      Principal Occupation
with the Company           Age         During the Last Five Years
- ----------------------------------------------------------------------
James L. Keeler             64         Chief Executive Officer
President,Chief                        since February 1988 Executive
Officer

Jane T. Brookshire          53         Vice President of
Vice President of                      Administration since
Administration,                        November 1998, previously
Secretary                              Vice President of Human
                                       Resources from 1993 to
                                       1998.

Dale S. Lam                 36         Chief Financial Officer
Chief Financial Officer,               since November 1998, Vice
Vice President of Finance,             President of Finance and
Treasurer                              Treasurer since August
                                       1998, previously Controller.
                                       Co-owner and Treasurer of
                                       Office Products, Inc. from
                                       1989 to 1997.

Ronald E. Morris            46         Vice President of Turkey
Vice President of Turkey               Operations for Wampler
Operations for Wampler                 Foods, Inc. since November
Foods, Inc.                            1997; previously, Complex
                                       Manager for Marshville,
                                       North Carolina Turkey
                                       Complex for Wampler Foods,
                                       Inc. from 1996 to 1997 and
                                       Complex Manager for
                                       Butterball from 1994 to
                                       1996.

Walter F. Shaffer, III      41         Vice President of Chicken Vice
President of Chicken                   Operations for Wampler
Operations for Wampler                 Foods,Inc. since November
Foods, Inc.                            1997; previously, Director
                                       of Chicken Operations
                                       for Wampler Foods, Inc.
                                       from 1996 to 1997,
                                       Director of Chicken
                                       Processing for Wampler
                                       Foods, Inc. from 1995 to
                                       1996, and Plant Manager of
                                       Moorefield Chicken
                                       operations for Wampler
                                       Foods, Inc. from 1991 to
                                       1995.


John A. Turner              48         Vice President of Sales
Vice President of Sales                and Marketing for Wampler
and Marketing for Wampler              Foods, Inc. since June,
Foods, Inc.                            1999; previously,Vice
                                       President of Sales and
                                       Marketing for Hatfield
                                       Quality Meats from 1996 to
                                       1998, and President,
                                       Consumer Products Division
                                       of Rich Products
                                       Corporation from 1990 to
                                       1996.

                                PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

     Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market System as of March 7, 1989. The range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years is incorporated by reference to Note 16 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit
13.3. As of September 3, 1999, the approximate number of shareholders of record was 3,910.


Item 6.  SELECTED FINANCIAL DATA.

     Selected financial data for each of the fiscal years in the ten-year period ended July 3, 1999 is incorporated by reference to the table entitled "Financial Highlights" in the Annual Report, attached hereto as Exhibit 13.1. A summary of significant accounting policies and business dispositions is incorporated by reference to Notes 1, 12 and 13 to the Registrant's Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.3.


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


                                      Expected Maturity Date
Liabilities:                        --------------------------
Dollars in thousands             2000     2001     2002     2003
- --------------------             ----     ----     ----     ----
Liabilities:
Long-term debt, including
 Current Portion
  Fixed Rate                     $196     $202     $215      $89
   Average interest rate         6.00%    6.00%    6.00%    6.00%

  Variable Rate                $4,850   $5,850  $42,345       $0
   Average interest rate         6.54%    6.54%    6.57%    0.00%

Interest Rate Derivatives
Dollars in thousands            2000     2001     2002     2003
- -------------------------       ----     ----     ----     ----
Interest Rate Swaps
 Variable to Fixed           $50,000       $0       $0       $0
  Average pay rate              6.29%       -        -        -
  Average receive rate - USD 1 month Libor

Interest Rate Cap            $75,000       $0       $0       $0
 Average pay rate               6.50%       -        -        -
 Average receive rate - USD 1 month Libor

                                      Expected Maturity Date

Liabilities:                             There-            Fair
Dollars in thousands            2004     after    Total    Value
- --------------------            ----     ------   -----    -----
Liabilities:
Long-term debt,
 including Current Portion
 Fixed Rate                      $95       $49     $846     $846
  Average interest rate         6.00%     6.00%    6.00%

 Variable Rate                    $0        $0  $53,045  $53,045
  Average interest rate         0.00%     0.00%    6.56%


Interest Rate Derivatives                There-            Fair
Dollars in thousands            2004     after    Total    Value
- -------------------------       ----     ------   -----    -----
Interest Rate Swaps
Variable to Fixed                 $0         $0 $50,000    ($237)
 Average pay rate                  -          -    6.29%
 Average receive rate - USD 1 month Libor

Interest Rate Cap                 $0         $0 $75,000       $0
 Average pay rate                  -          -    6.50%
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

     The following table provides information about the Company's corn, soybean meal, other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at July 3, 1999. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in May 2000. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.

On Balance Sheet Commodity         1999                1998
Position and Related        ----------------     ----------------
Derivatives                 Carrying   Fair      Carrying   Fair
Dollars in thousands         Amount    Value      Amount    Value
- -----------------------     --------   -----     -------    -----
Corn, Soybean Meal and
 Other Feed Ingredient
 Inventory                  $11,050  $11,050     $11,009  $11,009


                               1999                   1998
                       -------------------    -------------------
                       Contractual   Fair     Contractual   Fair
Related Derivatives      Amount      Value       Amount     Value
- -------------------    -----------   -----    -----------   -----
Corn Futures Contracts
Contract Volumes
 (100,000 bushels)            60                     11
Weighted Average Price
 (per bushel)              $2.43     $2.11        $2.67     $2.64
Contract Amount
 (dollars in thousands)   14,494    12,564        2,942     2,906

Soy Bean Meal Futures
 Contracts
Contract Volumes
 (100 tons)                  541                     -
Weighted Average Price
 (per ton)               $142.18   $129.15        $  -      $   -
Contract Amount
 (dollars in thousands)    7,692     6,987           -          -


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item, except for the required financial statement schedule, is incorporated by reference to the Consolidated Financial Statements and Notes thereto in the Annual Report, attached hereto as Exhibit 13.3. The required financial statement schedule is included on page 19 of this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during WLR Foods' two most recent fiscal years or any subsequent interim period.

                               PART III

Items 10 - 13 inclusive.

     These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in September 1999, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, executive officers and beneficial owners of more than 10% of the outstanding common stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in common stock. Based on copies of those reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner for the fiscal year ended July 3, 1999, except for the filing of a Form 4 to report the purchase by Mr. Morris s wife, in May, 1998, of 2,000 shares of WLR Foods stock. A Form 4 was filed promptly upon discovery of the omission.


                                PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and
Exhibits

Financial Statements

Consolidated Statements of Operations - Fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997

Consolidated Balance Sheets - July 3, 1999 and June 27, 1998

Consolidated Statements of Shareholders' Equity - Fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997

Consolidated Statements of Cash Flows - Fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997

Notes to Consolidated Financial Statements - Fiscal years ended July 3, 1999, June 27, 1998, June 28, 1997

Independent Auditors' Report

Financial Statement Schedules

Independent Auditors' Report on Schedules

Schedule II - Valuation and Qualifying Accounts
Schedules not included in this Item have been omitted because they are either not applicable or the information is included in the Consolidated Financial Statements or notes thereto.

(b)  Exhibits

See Exhibit Index.



       [The remainder of this page is intentionally left blank.]

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WLR Foods, Inc.


                                By:__/s/ James L. Keeler__
                                   Its President & Chief
                                   Executive Officer

                                Date: September 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   __/s/ James L. Keeler__
                                   President & Chief Executive
                                   Officer

                                   Date: September 29, 1999


                                   __/s/ Dale S. Lam__
                                   Chief Financial Officer and
                                   Treasurer

                                Date: September 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                 Title
     ---------                 -----

     ______________________    Director
     Keith E. Alessi*


     ______________________    Director
     Charles L. Campbell*

     ______________________    Director
     Katherine K. Clark*


     ______________________    Director
     Stephen W. Custer*


     ______________________    Director
     William H. Groseclose*


     ______________________    Director
     J. Craig Hott*


     __/S/ James L. Keeler__    Director
     James L. Keeler


     ______________________    Director
     Phillip C. Stone*


     ______________________    Director
     William D. Wampler*



*By  __/s/ Dale S. Lam__
     Dale S. Lam, attorney-in-fact

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders WLR Foods, Inc.:

Under date of August 13, 1999, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations, shareholders equity and cash flows for each of the fiscal years in the three-year period ended July 3, 1999, as contained in the July 3, 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the July 3, 1999 annual report on Form 10-K of WLR Foods, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  KPMG LLP


Richmond, Virginia
August 13, 1999

                                   WLR FOODS, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR FISCAL YEARS ENDED JULY 3, 1999, JUNE 27, 1998 AND
                                    JUNE 28, 1997
                                   (in thousands)

                                          Charged to
                             Balance at   cost and                  Balance
                             beginning      other     Charged to   at end of
Description                  of period    expenses     accounts      period
- -----------                  ---------   ----------   ----------   ----------
Fiscal year ended July 3,
1999 Allowance for Doubtful
 Accounts                       $1,515       $1,056         $662       $1,909
                                ------       ------         ----       ------
Total                           $1,515       $1,056         $662       $1,909
                                ======       ======         ====       ======
Fiscal year ended June 27,
1998 Allowance for Doubtful
 Accounts                       $1,550         $828         $863       $1,515
                                ------         ----         ----       ------
Total                           $1,550         $828         $863       $1,515
                                ======         ====         ====       ======

Fiscal year ended June 28,
1997 Allowance for Doubtful
 Accounts                        $708         $946         $104       $1,550
                                 ----         ----         ----       ------
Total                            $708         $946         $104       $1,550
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

4.3     Warrant Holders Rights Agreement, dated as of February
        25, 1998, incorporated by reference to Exhibit 2.5 of Form 10-Q, filed with the Securities and Exchange
        Commission on May 11, 1998.

4.4     Form of Warrant to Purchase Common Stock at $0.1 Per
        Share, incorporated by reference to Exhibit 2.6 of Form
        10-Q, filed with the Securities and Exchange Commission on May 11, 1998.

4.5 Credit Agreement, dated as of November 20, 1998, incorporated by reference to Exhibit 2.1 of Form 10-Q filed with the Securities and Exchange Commission on February 9, 1999.

4.6     Form of Revolving Credit Note, dated as of November 20,
        1998, incorporated by reference to Exhibit 2.2 of Form
        10-Q filed with the Securities and Exchange Commission on February 9, 1999.

4.7     Form of Term Credit Note, dated as of November 20,
        1998, incorporated by reference to Exhibit 2.3 of Form
        10-Q filed with the Securities and Exchange Commission on February 9, 1999.

4.8     First Amendment, dated as of February 25, 1999, to the
        Credit Agreement dated as of November 20, 1998.

4.9     Second Amendment, dated as of July 1, 1999, to the
        Credit Agreement dated as of November 20, 1999.

4.10    Third Amendment, dated as of September 14, 1999, to the
        Credit Agreement dated as of November 20, 1999.

10.1 Employment Agreement, dated June 23, 1998 between the Registrant and James L. Keeler (Deferred Compensation Agreement attached thereto as Exhibit A), incorporated by reference to Exhibit 10.1 of Form 10-K filed with the Securities and Exchange Commission on September 25, 1998.

10.2 Executive Cash Bonus Program, incorporated by reference to Exhibit 10.7 of Form 10-K filed with the Securities and Exchange Commission on September 30, 1993.

10.3 1998 Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's definitive proxy statement (Schedule 14A), filed with the Securities and Exchange Commission on September 30,
        1998.

10.4    Severance Agreement, dated February 4, 1994 between the
        Registrant and James L. Keeler, incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the Securities and Exchange Commission on February 15,
        1994.

10.5 Severance Agreement, dated May 13, 1997 between the Registrant and Jane T. Brookshire, incorporated by reference to Exhibit 10.18 of Form 10-K filed with the Securities and Exchange Commission on September 26, 1997.

10.6    Severance Agreement, dated November 2, 1998 between the
        Registrant and Dale S. Lam.

10.7    Severance Agreement, dated February 6, 1998 between the
        Registrant and Ronald E. Morris, incorporated by reference to Exhibit 10.8 of Form 10-K filed with the Securities and Exchange Commission on September 25,
        1998.

10.8 Severance Agreement, dated February 6, 1998 between the Registrant and Walter F. Shafer, III, incorporated by reference to Exhibit 10.9 of Form 10-K filed with the Securities and Exchange Commission on September 25, 1998.

10.9    Severance Agreement, dated June 1, 1999 between the
        Registrant and John  A. Turner.

10.10 Deferred Compensation Agreement, dated February 4, 1994, between the Registrant and William D. Wampler, incorporated by reference to Exhibit 10.12 of Form 10-Q filed with the Securities and Exchange Commission on February 15, 1994.

10.11 1995 Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.16 of Form 10-K filed with the SEC on September 29, 1996.

10.12 Amendment No. One to 1995 Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 of Form 10-K filed with the SEC on September 29, 1996.

10.13   Trust Under WLR Foods, Inc. Nonqualified Deferred
        Compensation Plan, incorporated by reference to Exhibit
        10.18 of Form 10-K filed with the SEC on September 29,
        1996.

10.14   Description of Plan to Issue Stock for Director
        Compensation, incorporated by reference to Exhibit
        10.19 of Form 10-K filed with the SEC on September 29,
        1996.

13.1    Financial highlights, from the Registrant's Annual
        Report to Shareholders for the fiscal year ended July
        3, 1999.

13.2    Management's Discussion and Analysis, from the
        Registrant's Annual Report to Shareholders for the fiscal year ended July 3, 1999.

13.3    Consolidated Financial Statements and Notes to
        Consolidated Financial Statements, from the
        Registrant's Annual Report to Shareholders for the fiscal year ended July 3, 1999.

13.4    Independent Auditor Report on Consolidated Financial
        Statements, from the Registrant's Annual Report to
        Shareholders for the fiscal year ended July 3, 1999.

21      List of Subsidiaries of the Registrant.

23      Consent of Independent Certified Public Accountants.

24.1    Power of Attorney, incorporated by reference to Exhibit
        24.1 to Form 10-K, filed with the Securities and Exchange Commission on September 25, 1998.

24.2 Power of Attorney of Keith A. Alessi, incorporated by reference to Exhibit 24.2 of Form 10-K filed with the Securities and Exchange Commission on September 25,
        1998.

24.3    Power of Attorney of Phillip C. Stone

27      Financial Data Schedule.