Form 10-Q
period 1999-10-02
WLR FOODS INC
filed 1999-11-16
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 2, 1999

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at October 29, 1999 was 16,563,847 shares.

                    PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                         WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                Thirteen weeks ended
In thousands, except per share data        October 2,    September 26,
                                             1999            1998
Net sales                                   $202,007         $237,941
Cost of sales                                172,705          196,644
                                             -------          -------
 Gross profit                                 29,302           41,297
Selling, general and administrative
 expenses                                     24,355           25,408
                                             -------          -------
Operating income                               4,947           15,889
Other expense (income):
  Interest expense                             1,233            4,885
  Gain on sale of Goldsboro complex                -           (7,872)
  Other income, net                             (371)             (22)
                                             -------          -------
  Other expense (income), net                    862           (3,009)
                                             -------          -------
Earnings  before income taxes                  4,085           18,898
Income tax expense                             1,542            7,181
                                             -------          -------
Net earnings from continuing operations       $2,543          $11,717

Earnings from discontinued operations,
 net of tax                                        -              664
Gain on disposal of discontinued
 operations, net of tax                            -           15,499
                                             -------          -------
Total earnings  from discontinued
 operations                                        -           16,163

Extraordinary charge on early
 extinguishment of debt, net of tax                -           (1,606)
                                             -------          -------

Net earnings                                  $2,543          $26,274
                                             =======          =======

Basic net earnings per common share,
 continuing operations                         $0.15            $0.72
Basic net earnings per common share,
 discontinued operations                           -             0.98
Basic net loss per common share,
 extinguishment of debt                            -            (0.10)
                                             -------          -------
Total basic net earnings per common
 share                                         $0.15            $1.60
                                             =======          =======

Diluted net earnings per common share,
 continuing operations                         $0.15            $0.70
Diluted net earnings per common share,
 discontinued operations                           -             0.96
Diluted net loss per common share,
 extinguishment of debt                            -            (0.10)
                                             -------          -------
Total diluted net earnings per common
 share                                         $0.15            $1.56
                                             =======          =======


See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                           October 2,          July 3,
                                              1999              1999
ASSETS                                     (unaudited)
Current Assets
  Cash and cash equivalents                     $258             $210
  Accounts receivable, less allowance
   for doubtful accounts of $2,157
   and $1,909.                                58,372           59,026
  Inventories (Note 2)                       112,428          106,679
  Income taxes receivable                          -              355
  Other current assets                         6,433            6,427
                                             -------          -------
  Total current assets                       177,491          172,697

Property, plant and equipment, net           105,474          107,945
Deferred income taxes                          1,596            3,009
Other assets                                   5,272            5,446
                                             -------          -------
TOTAL ASSETS                                $289,833         $289,097
                                             =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt        $5,297           $5,046
  Excess checks over bank balances            11,561           13,912
  Trade accounts payable                      26,017           26,500
  Accrued payroll and related benefits        16,902           24,729
  Other accrued expenses                      14,565            8,677
  Deferred income taxes                        7,231            9,817
                                             -------          -------
  Total current liabilities                   81,573           88,681

Long-term debt, excluding current
 maturities                                   53,935           48,845
Other liabilities and deferred credits         7,701            7,636

Shareholders' equity:
  Common stock, no par value                  69,271           69,125
  Additional paid-in capital                   2,974            2,974
  Retained earnings                           74,379           71,836
                                             -------          -------
  Total shareholders' equity                 146,624          143,935
                                             -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     $289,833         $289,097
                                             =======          =======


See accompanying Notes to Consolidated Financial Statements.

                         WLR FOODS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                Thirteen weeks ended
Dollars in thousands                       October 2,    September 26,
                                              1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                  $2,543          $26,274
Adjustments to reconcile net earnings to
 net cash provided by (used in) operating
 activities:
Extraordinary loss on early extinguishment
 of debt                                           -            1,606
Depreciation and amortization                  4,831            6,100
(Gain) loss on sale of property, plant and
 equipment                                      (131)               5
Gain on sale of Goldsboro complex                  -           (7,872)
Gain on sale of discontinued operation             -          (24,998)
Deferred income taxes                         (1,172)          12,013
Other, net                                         -              (36)

Change in operating assets and liabilities:
  Decrease in accounts receivable                654            5,370
  (Increase) decrease in inventories          (5,749)           5,405
  Decrease in other current assets               350              832
  Increase in long-term assets                   (44)            (520)
  Increase (decrease) in accounts payable       (483)           3,785
  Increase (decrease) in accrued expenses
   and other                                  (1,874)           5,782
                                             -------          -------

Net Cash Provided by (Used in) Operating
 Activities                                   (1,075)          33,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment    (2,254)          (8,122)
Proceeds from sale of discontinued
 operation                                         -           53,928
Proceeds from sale of Goldsboro complex            -           37,582

Proceeds from sale of property, plant and
 equipment                                       241               16
                                             -------          -------

Net Cash Provided by (Used in) Investing
 Activities                                   (2,013)          83,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolver and
 long-term debt                              199,213           42,850
Payments on revolver and long-term debt     (193,872)        (160,079)
Decrease in checks drawn not presented        (2,351)            (161)
Issuance of common stock                         146              183
                                             -------          -------
Net Cash Provided by (Used in) Financing
 Activities                                    3,136         (117,207)
                                             -------          -------
Increase (Decrease) in Cash and Cash
 Equivalents                                      48              (57)
Cash and Cash Equivalents at Beginning
 of Fiscal Year                                  210              335
                                             -------          -------
Cash and Cash Equivalents at End of
 Period                                         $258             $278
                                             =======          =======

Supplemental cash flow information:
Cash paid for:
  Interest                                    $1,146           $6,014
  Income taxes                                   456              148


The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

Non-cash financing activities:
In fiscal 1999:
The Company recorded 142,384 stock warrants at a value of $904,136 which related to the February 1998 debt refinancing in the first quarter.

The Company had 28,180 stock warrants expired at a value of $178,943 when a portion of the February 1998 debt was repaid in the first quarter.

The Company incurred an extraordinary charge on early extinguishment of debt in the amount of $2.6 million in the first quarter.

See accompanying Notes to Consolidated Financial Statements.

             Notes to Consolidated Financial Statements
                   WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of October 2, 1999, and the consolidated statements of operations for the thirteen weeks ended October 2, 1999 and September 26, 1998, and the consolidated statements of cash flows for the thirteen weeks ended October 2, 1999 and September 26, 1998 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes.

The Company's unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report to Shareholders for the fiscal year ended July 3, 1999. In both, the accounting policies and principles used are consistent in all material respects.


2. Inventories

A summary of inventories at October 2, 1999 and July 3, 1999 follows:

                                      (unaudited)
Dollars in thousands                  October 2,       July 3,
                                         1999            1999

Live poultry and breeder flocks         $48,955        $48,275
Processed poultry and meat products      36,329         31,510
Packaging supplies, parts and other      12,592         12,859
Feed, grain and eggs                     14,552         14,035
                                        -------        -------
Total inventories                      $112,428       $106,679
                                        =======        =======

3. Earnings Per Share

The following is a reconciliation between the calculation of basic and diluted net earnings per common share:

In thousands, except for per       13 weeks ended  13 weeks ended
 share data                           October 2,    September 26,
                                        1999            1998
Basic EPS Computation
  Numerator - Net earnings               $2,543          $26,274

Denominator:
Common shares outstanding                16,550           16,427
Effect of outstanding stock warrants        302               22
                                         ------           ------
Basic weighted average common shares
 outstanding                             16,852           16,449

Basic earnings per common share           $0.15            $1.60
                                         ======           ======

Diluted EPS Computation
 Numerator - Net earnings                $2,543          $26,274

Denominator:
Common shares outstanding                16,550           16,427
Effect of outstanding stock options           5                8
Effect of outstanding stock warrants        302              378
                                         ------           ------
Diluted weighted average common shares
 outstanding                             16,857           16,813

Diluted earnings per common share         $0.15            $1.56
                                         ======           ======


4.  Sale of Assets

The Company completed the sale of its Cassco Ice & Cold Storage subsidiary on July 31, 1998 for net proceeds of approximately $54 million, resulting in a gain of approximately $25 million ($15 million after tax). Earnings from operations in the first quarter of fiscal 1999 were approximately $1 million ($0.7 million after tax). Both items relating to the sale have been segregated from continuing operations and reported as separate line items on the statement of operations.

In August 1998, the Company completed the sale of its Goldsboro, North Carolina chicken complex. Net proceeds of approximately $37 million resulted in a gain of approximately $8 million ($5 million after tax).

Due to the permanent reduction in long-term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex, the Company incurred an extraordinary loss of approximately $2.6 million ($1.6 million after tax) on the write-off of capitalized debt costs.


5.  Segment Information

The Company retroactively adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended July 3, 1999. This statement requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: Chicken and Turkey. The third segment, Other, includes revenues from the Company's protein conversion plants, unallocated corporate related items and other miscellaneous items. Chicken segment revenues are primarily sales of chicken related products, such as retail tray pack items, whole birds cut up for fast food restaurants and portion-controlled products for food service distributors. Turkey segment revenues are primarily sales of turkey related products and further processed products, including both turkey and chicken items, produced at the Company's further processing plants. These items include fresh and frozen whole birds and parts, including retail tray pack items, turkey burgers and a full line of further processed products, including deli meats, frankfurters and salads. To better utilize its feed manufacturing capabilities, the Company sells feed to other users, primarily from its Marshville, NC feedmill. Sales from this mill were included in Turkey segment sales through the first quarter of fiscal 1999, when the complex was converted to chicken processing and the sales since then have been included in the Chicken segment. Each segment is evaluated by management based on operating profit (loss) and net earnings (loss).

The following tables set forth specific operating information about each segment as reviewed by the Company's management. Net earnings
(loss) for segment reporting is prepared on the same basis as that used for consolidated net earnings (loss). Administrative services provided by the corporate offices are primarily allocated to the individual segments based on levels of inventories and property, plant and equipment. Due to certain assets which are shared between segments, management evaluates assets and capital expenditures on a consolidated basis; therefore, such information is not presented on a segment basis.

                       Chicken    Turkey    Other    Elimina-    Total
                                                      tions
Dollars in thousands
Thirteen Weeks ended
 October 2, 1999

External segment
 revenues             $102,351   $97,771   $1,885    $    -    $202,007
Intersegment revenues        -         -    3,143    (3,143)          -
                       -------  --------   ------     -----     -------
Total revenues         102,351    97,771    5,028    (3,143)    202,007
Interest expense           627       629        -       (23)      1,233
Depreciation expense     2,524     1,762      329         -       4,615
Interest income              -        98       58       (23)        133
Income taxes (benefit)     (37)    1,020      559         -       1,542
Net earnings (loss)
 from continuing
 operations                (61)    1,682      922         -       2,543

Thirteen Weeks ended
 September 26, 1998

External segment
 revenues             $119,225  $116,528   $2,188    $    -    $237,941
Intersegment revenues        -         -    3,362    (3,362)          -
                       -------   -------    -----     -----     -------
Total revenues         119,225   116,528    5,550    (3,362)    237,941
Interest expense         1,914     2,819      172       (20)      4,885
Depreciation expense     1,928     2,280      377         -       4,585
Gain on sale of
 Goldsboro complex       7,872         -        -         -       7,872
Interest income              1         2       20       (20)          3
Income taxes (benefit)   9,193    (1,969)     (43)        -       7,181
Net earnings (loss)
 from continuing
 operations             15,000    (3,213)     (70)        -      11,717
Extraordinary charge         -         -   (1,606)        -      (1,606)

A reconciliation of total segment profits to consolidated net earnings is as follows:

                                  October 2,        September 26,
                                    1999                1998

Segment profit                       $2,543              $11,717
Unallocated:
Income from discontinued
 operation, net of tax                    -                  664
Gain on sale of discontinued
 operation, net of tax                    -               15,499
Extraordinary charge on early
 extinguishment of debt,
 net of tax                               -               (1,606)
                                     ------              -------
Net earnings                         $2,543              $26,274
                                     ======              =======

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Operating income for the first quarter of fiscal 2000 was $4.9 million, a decrease of $11.0 million when compared to the same quarter last year. The decrease is primarily due to lower chicken segment pricing of $24.1 million, offset by increased turkey segment pricing of $1.8 million, lower corn and soybean meal costs approximating $6 million, and other improvements of approximately $5 million.


RESULTS OF OPERATIONS

The Company's results are reported on a consolidated basis. Portions of the following discussions of operating results pertain to the chicken and turkey segments, which account for over 99% of the Company's revenues. Any revenues and expenses not included in the chicken and turkey segments are reported in the Company's other segment for purposes of segment reporting.

Net sales from continuing operations for the quarter were $202.0 million, a decrease of $35.9 million, or 15.1% from the first quarter of fiscal 1999. The $35.9 million decrease is from reductions in chicken, turkey and other segment net sales of $16.8 million, $18.8 million and $0.3 million, respectively.

In the chicken segment, the decrease in net sales of $16.8 million, or 14.1%, to $102.4 million in the first quarter of fiscal 2000 is due to decreased poultry product sales of $16.3 million and decreased outside feed sales of $0.5 million. The $16.3 million decrease, or 14.2%, in net sales of poultry products, primarily chicken, resulted in first quarter poultry product sales of $98.9 million for fiscal 2000. The 14.2% decrease was the result of a price decrease of 20.9%, partially offset by a volume increase of 6.7%.

The turkey segment net sales decline of $18.8 million, or 16.1%, to $97.8 million in sales for the first quarter of fiscal 2000 is primarily from reduced volumes in poultry products. Poultry products, primarily turkey, are the largest component of turkey segment revenues. Poultry product sales in the turkey segment decreased 14.3%, or $16.3 million, to $97.4 million in the first quarter of fiscal 2000. The 14.3% decrease is the result of decreased volumes of 15.9%, primarily the result of planned cutbacks at the Marshville facility which was converted from turkey to chicken processing, offset partially by increased pricing of 1.6%.

Cost of sales from continuing operations were $172.7 million, a decrease of $23.9 million, or 12.2% from the first quarter of fiscal 1999. In the chicken segment, cost of sales decreased 0.7%, or $0.6 million, to $91.7 million in the first quarter of fiscal 2000. This decrease is primarily attributable to lower corn and soybean meal costs of approximately $3.5 million, partially offset by increased volumes, primarily due to the conversion of the Marshville facility to a chicken complex. Cost of sales in the turkey segment decreased 22.3%, or $23.0 million, to $80.1 million in the first quarter of fiscal 2000. This decrease is primarily the result of planned decreases in production and sales volumes in turkey products. Lower costs of corn and soybean meal also lowered costs in the turkey segment by approximately $2.4 million during the quarter.

Gross profit on continuing operations was $29.3 million, a decrease of $12.0 million, or 29.0% from the same quarter last year. The net effect of product pricing was a decline of $22.3 million for the quarter, with lower chicken pricing of $24.1 million more than offsetting higher turkey prices of $1.8 million. Lower grain costs for corn and soybean meal contributed approximately $5.9 million of improvements during the quarter. Other improvements of approximately $4.4 million in gross profits were primarily the result of improved live bird performance, higher plant utilization, and improvements in other feed ingredient costs and formulations.

Selling, general and administrative expenses for the first quarter were $24.4 million, a decrease of $1.0 million, or 4.1% when compared to the same quarter last year. The decrease is primarily the result of a one-time charge of $1.5 million during the first quarter of fiscal 1999 for assets, primarily at the Monroe facility, that could not be utilized in the Company's turkey operations, offset partially by increased promotional spending in the first quarter of fiscal 2000.

Interest expense was $1.2 million for the first quarter of fiscal 2000, a decrease of $3.7 million, or approximately 75%, when compared to the same quarter in fiscal 1999. The decrease is the result of substantially lower debt levels and lower interest rates resulting from a new credit facility entered into during November of 1998.

The gain on the sale of the Goldsboro complex resulted from the Company's sale, on August 14, 1998, of its Goldsboro, North Carolina chicken processing plant, feed mill and hatchery for approximately $37 million in net proceeds, which were used to reduce long term debt.
The pre-tax gain on the sale was approximately $8 million.

Net earnings from continuing operations were $2.5 million (or $0.15 per diluted share) for the first quarter of fiscal 2000, a decrease of $9.2 million as compared to the net earnings of $11.7 million (or $0.70 per diluted share) for the first quarter of fiscal 1999. Net earnings from the chicken segment decreased $15.1 million, offset partially by increased net earnings in the turkey and other segments of $4.9 million and $1.0 million, respectively.

On July 31, 1998 the Company sold its Cassco Ice and Cold Storage, Inc. subsidiary for approximately $54 million in net proceeds. The net proceeds from the sale were used to reduce long-term debt. During the first quarter of fiscal 1999, the Company recorded a $15.5 million after-tax gain on the sale. The after-tax Cassco income from discontinued operations was $0.7 million in the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, the Company recorded an extraordinary after-tax charge of $1.6 million for the early extinguishment of debt, due to the permanent reduction in long-term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex.

Net earnings for the first quarter of fiscal 2000 were $2.5 million, or $0.15 per diluted share, compared with net earnings for the same quarter of fiscal 1999 of $26.3 million, or $1.56 per diluted share. The prior year net earnings included income from discontinued operations, gains on the sales of the Cassco subsidiary and the Goldsboro complex, and extraordinary charges.

Financial Condition and Liquidity

Accounts receivable were $0.7 million lower than the fiscal year-end level while inventories increased $5.7 million during the same period, primarily due to seasonal increases in turkey inventories.

Debt levels increased $5.3 million during the quarter, from $53.9 million at year-end, to $59.2 million at the end of the first quarter of fiscal 2000. The increase is due primarily to the payment of the prior years accrued bonuses and to seasonal increases in turkey inventories.


Capital Resources

The Company's capital spending for the quarter was $2.3 million. The majority of the capital spending was primarily for the replacement of existing equipment and for safety and regulatory requirements.

Depreciation expense was $4.6 million for the quarter. Capital spending for fiscal 2000 is expected to total $16 to $20 million.


Year 2000 Matters

The Company began addressing Year 2000 issues in 1995 and elected to replace its multiple financial and order management systems with one set of integrated software from Oracle Corporation. An upgrade to a newer release of the Oracle software that supports the Year 2000 was completed in March 1999. The Company has assessed all personal computers and communication networks and believes there are no significant Year 2000 problems in these areas.

A review of operational systems, including processing plants, feed mills, warehouses and hatcheries has been performed. This review has resulted in a plan for minor upgrades or replacements of equipment. At the present time, management is not aware of any significant operational problems resulting from Year 2000 related equipment.

To ensure that WLR Foods' business with its vendors and customers will continue without interruption in the new millennium, the Company began assessing vendor and customer Year 2000 readiness by written questionnaires in November of 1998. Questionnaires were sent to customers comprising a majority of our sales revenue and to all significant vendors. Presently, the Company has no reason to believe that such parties will not be Year 2000 compliant, but the Company has not yet completed its inquiry and, even where it has, the Company is not normally in a position to test or challenge the information provided by such third parties. If the responses of such parties are not satisfactory, the Company will consider new business relationships with alternate parties to the extent alternatives are available.

The Company believes that its most significant exposure related to the Year 2000 issue is from reliance upon third parties for transportation services to deliver feed grains and for utilities such as electricity, natural gas and water that are necessary for operating the Company's plants. The Company's supply of feed grain on hand does not usually exceed that used in a matter of days. Shipping routes normally involve, at one or more points, rail transportation for which alternate suppliers are not readily available. Similarly, there are no effective alternative suppliers of utilities. Disruption of more than a few days in these transportation and utilities services used by the Company would begin to have a material adverse effect that would increase as any such disruption continued. While the Company has no information that causes it to expect a prolonged disruption that would have a material adverse effect, the Company does not believe it can develop adequate contingency plans for any prolonged disruption. The

Company considers disruptions of this nature to be its worst case Year 2000 scenario, but the Company cannot predict the likelihood of such disruptions or, if they occur, the duration.

The Company is developing contingency plans, where practical, to help mitigate the effects of potential Year 2000 problems. Those plans include increasing supplies of feed grains and ingredients, preparing for manual, instead of electronic, operating procedures and the appointment of adequate personnel to test systems and address problems that might arise on January 1, 2000.

The Company routinely receives inquiries from its suppliers and customers as to the Company's state of readiness for the Year 2000, just as the Company seeks such information from others. The Company believes that its own systems will be ready, however, there is no assurance that the systems of third parties upon which the Company relies will be converted on a timely basis. The Company cannot verify all of the information it has gathered or will gather, and cannot compel third parties to respond at all. Additionally, the Company can not predict the extent to which its financial condition and operations would be adversely affected if third persons are not ready for the Year 2000 on a timely basis.

The Company has a committee that meets regularly to discuss progress and issues pertaining to the Year 2000 and reports, on a regular basis, to the Board of Directors. In light of recent computer upgrades, the Company's costs related to Year 2000 compliance are immaterial.


Accounting Matters

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe the adoption of this statement, which is required to be adopted by the Company in fiscal 2001, will have a significant impact on the consolidated financial statements.

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

                                    Expected Maturity Date
                       ------------------------------------------------------
Liabilities:                                             There-         Fair
Dollars in thousands  2000   2001    2002   2003   2004   after  Total  Value
-----------------------------------------------------------------------------
Liabilities:
Long-term debt,
 including Current
 Portion
  Fixed Rate          $177   $202    $215    $89    $95   $50    $828    $828
    Average interest
      rate           6.00%  6.00%   6.00%  6.00%  6.00% 6.00%   6.00%

  Variable Rate     $3,575 $5,850 $48,979     $0     $0    $0 $58,404 $58,404
    Average interest
      rate           6.77%  6.77%   6.93%   0.00  0.00   0.00   6.91%

Interest Rate
 Derivatives                                             There-         Fair
Dollars in thousands  2000   2001    2002   2003   2004   after  Total  Value
-----------------------------------------------------------------------------
Interest Rate Swaps
 Variable to Fixed  $50,000    $0      $0     $0     $0     $0 $50,000   ($42)

  Average pay rate    6.29%  0.00    0.00   0.00   0.00   0.00   6.29%

  Average receive rate - USD 1 month Libor

Interest Rate Cap   $75,000 $0.00   $0.00  $0.00  $0.00  $0.00 $75,000    $26

  Average pay rate    6.50%  0.00    0.00   0.00   0.00   0.00   6.50%

  Average receive rate - USD 1 month Libor

On October 15, 1999, the Company terminated the $50 million interest rate swap agreement.


Commodity Price Sensitivity

The Company is a purchaser of certain commodities, primarily corn and soybean meal. The Company uses commodity futures and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The contracts that effectively meet risk reduction and correlation criteria are recorded using hedge accounting. Gains and losses on hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's corn, soybean meal, other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at October 2, 1999. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in May 2000. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts. There were no outstanding soybean meal positions on October 2, 1999.


On Balance Sheet Commodity Position
 and Related Derivatives
                                        Carrying        Fair
Dollars in thousands                     Amount         Value
-----------------------------------------------------------------
Corn, Soybean Meal and Other Feed
  Ingredient Inventory                    11,305       11,305

                                         Contractual        Fair
Related Derivatives                         Amount          Value
-----------------------------------------------------------------
Corn Futures Contracts
  Contract Volumes (100,000 bushels)            76
  Weighted Average Price (per bushel)        $2.25          $2.16
  Contract Amount (dollars in thousands)    17,086         16,426

                      PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 30, 1999 at 10:00 a.m. in Bridgewater, Virginia. The voting results were as follows:

______________________________________________________________________________
                                            Votes
                                                                     Broker
Proposal              For         Against    Withheld   Abstention  Non-Votes
______________________________________________________________________________
#1 Election
of Directors
Class A Director
(to serve until
2000 Annual
Meeting of
Shareholders)
Phillip C. Stone      12,074,545             1,045,634

Class C Directors
(to serve until
2002 Annual
Meeting of
Shareholders)

Charles L. Campbell   12,079,709             1,040,470
William H. Groseclose 12,078,655             1,041,524
William D. Wampler    12,081,448             1,038,731

Directors whose term continued after the meeting were:

Keith E. Alessi
J. Craig Hott
Katherine K. Clark
Stephen W. Custer
James L. Keeler

#2 Ratification of
Appointment of
Independent Auditors  12,939,947  99,307                82,151

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 16th day of November, 1999, by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.


                              WLR FOODS, INC.


                            ___/s/ Dale S. Lam___
                         Dale S. Lam, Chief Financial
                         Officer and duly authorized
                         signator for Registrant

                             EXHIBIT INDEX

Exhibit No.         Description

27                  Financial Data Schedule