Form 10-Q
period 2000-01-01
WLR FOODS INC
filed 2000-02-15
CIK 760775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13   OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 1, 2000

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

The number of shares outstanding of Registrant's Common Stock, no par value, at January 31, 2000 was 16,594,400 shares.

                    PART 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements

          WLR FOODS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                           Thirteen weeks ended
In thousands, except per share data                January 1,    December 26,
                                                      2000            1998
Net sales                                            $218,803        $229,276
Cost of sales                                         184,181         191,486
                                                      -------         -------
   Gross profit                                        34,622          37,790
Selling, general and administrative expenses           26,388          22,696
                                                      -------         -------
   Operating income                                     8,234          15,094
Other expense (income):
   Interest expense                                     1,182           3,003
   Gain on sale of Goldsboro complex                        -             118
   Other expense (income), net                           (633)            325
                                                      -------         -------
   Other expense, net                                     549           3,446
                                                      -------         -------
Earnings  before income taxes                           7,685          11,648
Income tax expense                                      2,901           4,426
                                                      -------         -------
Net earnings before extraordinary charge                4,784           7,222

Extraordinary charge on early extinguishment of
 debt, net of tax                                           -            (954)
                                                      -------         -------
Net earnings                                           $4,784          $6,268
                                                      =======         =======

Basic net earnings per common share, before
 extraordinary charge                                   $0.28           $0.43


Basic net loss per common share, extinguishment
 of debt                                                    -           (0.06)
                                                      -------         -------
Total basic net earnings per common share               $0.28           $0.37
                                                      =======         =======

Diluted net earnings per common share, before
 extraordinary charge                                   $0.28           $0.43
Diluted net loss per common share, extinguishment
 of debt                                                    -           (0.06)
                                                      -------         -------
Total diluted net earnings per common share             $0.28           $0.37
                                                      =======         =======

See accompanying Notes to Consolidated Financial Statements.

          WLR FOODS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)                                         Twenty-six weeks ended
In thousands, except per share data                January 1,    December 26,
                                                      2000            1998
Net sales                                            $420,810        $467,216
Cost of sales                                         356,886         388,129
                                                      -------         -------
   Gross profit                                        63,924          79,087
Selling, general and administrative expenses           50,744          48,103
                                                      -------         -------
    Operating income                                   13,180          30,984
Other expense (income):
   Interest expense                                     2,415           7,889
   Gain on sale of Goldsboro complex                        -          (7,754)
   Other expense (income), net                         (1,004)            303
                                                      -------         -------
   Other expense, net                                   1,411             438
                                                      -------         -------
Earnings  before income taxes                          11,769          30,546
Income tax expense                                      4,443          11,608
                                                      -------         -------
Net earnings from continuing operations                 7,326          18,938

Earnings from discontinued operations, net of tax           -             664
Gain on disposal of discontinued operations, net
 of tax                                                     -          15,499
                                                      -------         -------
Total earnings  from discontinued operations                -          16,163

Extraordinary charge on early extinguishment of
 debt, net of tax                                           -          (2,559)
                                                      -------         -------
Net earnings                                           $7,326         $32,542
                                                      =======         =======

Basic net earnings per common share, continuing
 operations                                             $0.43           $1.12
Basic net earnings per common share, discontinued
 operations                                                 -            0.97
Basic net loss per common share, extinguishment
 of debt                                                    -           (0.15)
                                                      -------         -------
Total basic net earnings per common share               $0.43           $1.94
                                                      =======         =======

Diluted net earnings per common share, continuing
 operations                                             $0.43           $1.12
Diluted net earnings per common share,
 discontinued operations                                    -            0.95
Diluted net loss per common share, extinguishment
 of debt                                                    -           (0.15)
                                                      -------         -------
Total diluted net earnings per common share             $0.43           $1.92
                                                      =======         =======

See accompanying Notes to Consolidated Financial Statements.

          WLR FOODS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                   January 1,         July 3,
                                                     2000              1999

ASSETS                                             (unaudited)
Current Assets
   Cash and cash equivalents                             $340            $210
   Accounts receivable, less allowance for
    doubtful accounts of $2,433 and $1,909.            51,563          59,026
   Inventories (Note 2)                               105,617         106,679
   Income taxes receivable                                  -             355
   Other current assets                                 3,057           6,427
                                                      -------         -------
   Total current assets                               160,577         172,697

Property, plant and equipment, net                    103,780         107,945
Deferred income taxes                                   1,486           3,009
Other assets                                            5,625           5,446
                                                      -------         -------
TOTAL ASSETS                                         $271,468        $289,097
                                                      =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt                $5,575          $5,046
   Excess checks over bank balances                     8,631          13,912
   Trade accounts payable                              26,384          26,500
   Accrued payroll and related benefits                14,760          24,729
   Other accrued expenses                              10,679           8,677
   Deferred income taxes                                9,243           9,817
                                                      -------         -------
   Total current liabilities                           75,272          88,681


Long-term debt, excluding current maturities           38,412          48,845
Other liabilities and deferred credits                  6,726           7,636

Shareholders' equity:
   Common stock, no par value                          68,922          69,125
   Additional paid-in capital                           2,974           2,974
   Retained earnings                                   79,162          71,836
                                                      -------         -------
   Total shareholders' equity                         151,058         143,935
                                                      -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $271,468        $289,097
                                                      =======         =======

See accompanying Notes to Consolidated Financial Statements.

          WLR FOODS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                          Twenty-six weeks ended
Dollars in thousands                               January 1,    December 26,
                                                      2000           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                           $7,326         $32,542
Adjustments to reconcile net earnings to net cash
 provided by operating activities:

Extraordinary loss on early extinguishment of
 debt, net of tax                                           -           2,559
Depreciation and amortization                           9,471          11,421
(Gain) loss on sale of property, plant and
 equipment                                               (632)            142
Gain on sale of Goldsboro complex                           -          (7,754)
Gain on sale of discontinued operation                      -         (24,998)
Deferred income taxes                                     950          12,261
Valuation allowance on assets held for sale                 -           1,380
Other, net                                                 (5)           (284)

Change in operating assets and liabilities:
   Decrease in accounts receivable                      7,463           7,697
   Decrease in inventories                              1,062          19,343
   (Increase) decrease in other current assets            (25)            345
   Increase in long-term assets                          (601)           (682)
   Decrease in accounts payable                          (116)           (804)
   Increase (decrease) in accrued expenses and
    other                                              (8,877)          6,097
                                                      -------         -------
Net Cash Provided by Operating
 Activities                                            16,016          59,265

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment             (5,034)        (15,032)

Notes receivable                                        3,750               -
Proceeds from sale of discontinued operation                -          53,928
Proceeds from sale of Goldsboro complex                     -          37,582
Proceeds from sale of property, plant and
 equipment                                                781              95
                                                      -------         -------
Net Cash Provided by (Used in) Investing                 (503)         76,573
 Activities

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of revolver and long-term
 debt                                                 366,084         218,113
Payments on revolver and long-term debt              (375,983)       (353,386)
Financing costs paid                                        -          (1,767)
Increase (decrease) in checks drawn not presented      (5,281)            703
Repurchase of common stock                               (466)              -
Issuance of common stock                                  263             361
                                                      -------         -------
Net Cash Used in Financing Activities                 (15,383)       (135,976)
                                                      -------         -------
Increase (decrease) in Cash and Cash Equivalents          130            (138)

Cash and Cash Equivalents at Beginning of Fiscal
 Year                                                     210             335
                                                      -------         -------
Cash and Cash Equivalents at End of Period               $340            $197
                                                      =======         =======

Supplemental cash flow information:
Cash paid for:
   Interest                                            $2,262         $10,241
   Income taxes                                         4,104           5,811

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

The Company incurred an extraordinary charge, net of tax on early extinguishment of debt in the amount of $2.6 million.


See accompanying Notes to Consolidated Financial Statements.

              Notes to Consolidated Financial Statements
                   WLR Foods, Inc. and Subsidiaries


1. Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of January 1, 2000, and the consolidated statements of operations for the thirteen and twenty-six weeks ended January 1, 2000 and December 26, 1998, and the consolidated statements of cash flows for the twenty-six weeks ended January 1, 2000 and December 26, 1998 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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


2. Inventories

A summary of inventories at January 1, 2000 and July 3, 1999 follows:

                                      (unaudited)
Dollars in thousands                   January 1,         July 3,
                                          2000             1999

Live poultry and breeder flocks           $50,366         $48,275
Processed poultry and meat products        26,375          31,510
Packaging supplies, parts and other        12,678          12,859
Feed, grain and eggs                       16,198          14,035
                                          -------         -------
Total inventories                        $105,617        $106,679
                                          =======         =======

3. Stockholders' Equity

On December 14, 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock in the open market. As of January 1, 2000, the Company had repurchased
79,450 shares of its common stock for $465,505.

Subsequent to January 1, 2000 and through February 4, 2000, the
Company repurchased 99,725 additional shares of its common stock in connection with its repurchase program.


4. Earnings Per Share

The following is a reconciliation between the calculation of basic and diluted net earnings per common share:

In thousands, except for per       13 Weeks Ended  13 Weeks Ended
 share data                          January 1,     December 26,
                                        2000            1998
Basic EPS Computation
 Numerator - Net earnings                $4,784           $6,268
                                         ======           ======

Denominator:
Common shares outstanding                16,568           16,466
Effect of outstanding stock warrants        320              322
                                         ------           ------
Basic weighted average common shares
 outstanding                             16,888           16,788
                                         ======           ======

Basic earnings per common share           $0.28            $0.37
                                         ======           ======

Diluted EPS Computation
 Numerator - Net earnings                $4,784           $6,268
                                         ======           ======

Denominator:
Common shares outstanding                16,568           16,466
Effect of outstanding stock options           -               15
Effect of outstanding stock warrants        320              322
                                         ------           ------
Diluted weighted average common
 shares outstanding                      16,888           16,803
                                         ======           ======

Diluted earnings per common share         $0.28            $0.37
                                         ======           ======

In thousands, except for per      26 Weeks Ended   26 Weeks Ended
 share data                          January 1,     December 26,
                                        2000            1998
Basic EPS Computation
 Numerator - Net earnings                $7,326          $32,542
                                         ======          =======

Denominator:
Common shares outstanding                16,559           16,447
Effect of outstanding stock
 warrants                                   312              297
                                         ------           ------
Basic weighted average common
 shares outstanding                      16,871           16,744
                                         ======           ======


Basic earnings per common share           $0.43            $1.94
                                         ======           ======

Diluted EPS Computation
 Numerator - Net earnings                $7,326          $32,542
                                         ======          =======

Denominator:
Common shares outstanding                16,559           16,447
Effect of outstanding stock
 options                                      -               10
Effect of outstanding stock
 warrants                                   312              515
                                         ------           ------
Diluted weighted average common
 shares outstanding                      16,871           16,972
                                         ======           ======

Diluted earnings per common share         $0.43            $1.92
                                         ======           ======


5.  Sale of Assets

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


6.  Segment Information

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

                             Chicken  Turkey    Other     Elimina -     Total
Dollars in thousands                                       tions
Thirteen Weeks ended
 January 1, 2000


External segment revenues   $93,957  $122,879   $1,967    $     -    $218,803
Intersegment revenues             -         -    3,135     (3,135)          -
                             ------   -------   ------     ------     -------
Total revenues               93,957   122,879    5,102     (3,135)    218,803
Interest expense                587       619        -        (24)      1,182
Depreciation expense          2,428     1,658      349          -       4,435
Interest income                   -       100       30        (24)        106
Income taxes (benefit)       (1,858)    4,215      544          -       2,901
Net earnings (loss) from
 continuing operations       (3,063)    6,951      896          -       4,784


Thirteen Weeks ended
 December 26, 1998

External segment revenues  $105,539  $121,821   $1,916    $     -    $229,276
Intersegment revenues             -         -    3,313     (3,313)          -
                            -------   -------  -------    -------     -------
Total revenues              105,539   121,821    5,229     (3,313)    229,276
Interest expense              1,423     1,590        8        (18)      3,003
Depreciation expense          2,491     1,953      349          -       4,793
Gain on sale of Goldsboro
 complex                        118         -        -          -         118
Interest income                   -         2       17        (18)          1
Income taxes                  1,990     1,767      669          -       4,426
Net earnings from
 continuing operations        3,247     2,883    1,092          -       7,222
Extraordinary charge              -         -     (954)         -        (954)

                            Chicken    Turkey    Other    Elimina -     Total
Dollars in thousands                                       tions
Twenty-six Weeks ended
 January 1, 2000

External segment revenues  $196,308  $220,650   $3,852    $     -    $420,810
Intersegment revenues             -         -    6,278     (6,278)          -
                            -------   -------  -------    -------     -------
Total revenues              196,308   220,650   10,130     (6,278)    420,810
Interest expense              1,214     1,248        -        (47)      2,415
Depreciation expense          4,952     3,420      678          -       9,050
Interest income                   -       198       88        (47)        239
Income taxes (benefit)       (1,895)    5,235    1,103          -       4,443
Net earnings (loss) from
 continuing operations       (3,124)    8,633    1,817          -       7,326


Twenty-six Weeks ended
 December 26, 1998

External segment revenues  $224,764  $238,348   $4,104    $     -    $467,216
Intersegment revenues             -         -    6,675     (6,675)          -
                            -------   -------  -------    -------     -------
Total revenues              224,764   238,348   10,779     (6,675)    467,216
Interest expense              3,338     4,409      180        (38)      7,889
Depreciation expense          4,419     4,233      726          -       9,378
Gain on sale of Goldsboro
 complex                      7,754         -        -          -       7,754
Interest income                   1         4       37        (38)          4
Income taxes (benefit)       11,184      (202)     626          -      11,608
Net earnings (loss) from
 continuing operations       18,247      (330)   1,021          -      18,938
Extraordinary charge              -         -   (2,559)         -      (2,559)

A reconciliation of total segment profits to consolidated net earnings is as follows:

                            Thirteen     Thirteen    Twenty-six   Twenty-six
                              Weeks        Weeks        Weeks        Weeks
                           January 1,  December 26,  January 1,  December 26,
                              2000         1998         2000         1998
Segment profit                 $4,784        $7,222      $7,326       $18,938
Unallocated:
Earnings from discontinued
 operations, net of tax             -             -           -           664
Gain on sale of
 discontinued operations,
 net of tax                         -             -           -        15,499
Extraordinary charge on
 early extinguishment of
 debt, net of tax                   -          (954)          -        (2,559)
                              -------       -------     -------       -------
Net earnings                   $4,784        $6,268      $7,326       $32,542
                              =======       =======     =======       =======

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Operating income for the second quarter of fiscal 2000 was $8.2 million, a decrease of $6.9 million when compared to the same quarter last year. The decrease is primarily due to lower chicken segment pricing of $14.7 million and increased selling, general and administrative expenses of $3.7 million, offset by increased turkey segment pricing of $0.5 million, lower accrued employee incentives of $2.9 million, operational savings of approximately $5.5 million, and other improvements of approximately $2.6 million.


RESULTS OF OPERATIONS

The Company's results are reported on a consolidated basis. The following analysis of operating results emphasizes the chicken and turkey segments, which account for approximately 99% of the Company's revenues. Any revenues and expenses not included in the chicken and turkey segments are reported in the Company's other segment for purposes of segment reporting.

Net sales from continuing operations for the quarter were $218.8 million, a decrease of $10.5 million, or 4.6%, from the second quarter of fiscal 1999. The $10.5 million decrease is from reductions in chicken segment net sales of $11.6 million, partially offset by increases in turkey segment net sales of $1.1 million.

For the first six months of fiscal 2000, net sales from continuing operations decreased $46.4 million, or 9.9%, to $420.8 million, compared to $467.2 million for the same period last year. The $46.4 million decrease is from declines in chicken, turkey and other segment revenues of $28.5 million, $17.7 million, and $0.2 million, respectively.

In the chicken segment, the decrease in net sales of $11.6 million, or 11.0%, to $94.0 million in the second quarter of fiscal 2000, is due to decreased poultry product sales. Net sales of poultry products, primarily chicken, decreased 11.3% to $90.7 million for the second quarter of fiscal 2000. The 11.3% decrease was the result of a price decrease of 14.4%, partially offset by a volume increase of 3.1%. For the first six months of fiscal 2000, the decrease in net sales of $28.5 million is due primarily from decreased poultry product sales of approximately $28 million and decreased feed sales of approximately

$0.5 million. The $28 million decrease, or 12.8%, in poultry product sales, is the result of a 17.9% decrease in pricing partially offset by increased volumes of 5.1%.

The turkey segment net sales improvement of $1.1 million, or 0.9%, to $122.9 million in sales for the second quarter of fiscal 2000 is primarily from increased poultry product sales. Poultry product sales in the turkey segment increased 0.7%, or $0.9 million, to $122.3 million in the second quarter of fiscal 2000. The 0.7% increase is the result of increased pricing and volumes of 0.4% and 0.3%, respectively. For the first six months of fiscal 2000, turkey segment sales decreased $17.7 million, primarily due to decreased poultry product sales of $15.4 million, or 6.5%, the result of an 7.5% decrease in volume, partially offset by increased pricing of 1.0%.

Cost of sales from continuing operations were $184.2 million, a decrease of $7.3 million, or 3.8% from the second quarter of fiscal 1999. The decrease of $7.3 million results from lower cost of sales in the chicken, turkey and other segments of $2.7 million, $4.5 million and $0.1 million, respectively.

For the first six months of fiscal 2000, cost of sales from continuing operations were $356.9 million, a decrease of $31.2 million, or 8.0%, from the same period last year. The decrease of $31.2 million is the result of decreases in the chicken, turkey and other segments of $3.3 million, $27.5 million, and $0.4 million, respectively.

In the chicken segment, cost of sales were $87.9 million in the second quarter, a decrease of $2.7 million, or 3.0%, when compared to the same quarter last year. This decrease is primarily attributable to increased operating efficiencies at the Marshville, North Carolina plant, which was only in the start up phase during last year's second quarter. For the first six months of fiscal 2000, chicken segment cost of sales decreased $3.3 million, or 1.8%, to $179.6 million. This decrease is primarily attributable to lower corn and soybean meal costs of approximately $3.0 million and lower processing costs at the Marshville plant, partially offset by increased production volumes through the Marshville complex.

Cost of sales in the turkey segment decreased $4.5 million, or 4.5%, to $95.4 million in the second quarter of fiscal 2000. This decrease when compared to the same quarter last year is primarily due to improvements in operating efficiencies at the Franconia, Pennsylvania further processing plant of approximately $2 million and an improvement in live performance (excluding feed costs) of almost $2 million. The Franconia improvements are the result of consolidating the smaller Monroe, North Carolina plant into the Franconia facility during the third quarter of fiscal 1999. For the first six months of fiscal 2000, turkey segment cost of sales decreased $27.5 million, or 13.5%, to $175.5 million. This decrease is primarily the result of planned decreases in production and sales volumes in turkey products of approximately $14 million, lower corn and soybean meal costs of approximately $3 million, improvements of approximately $2.6 million in live bird performance (excluding feed costs) and savings of approximately $3.5 million from improved operating efficiencies at the Franconia further processing plant.

For the second quarter of fiscal 2000, gross profit from continuing operations was $34.6 million, a decrease of $3.2 million, or 8.5% from the same quarter last year. The net effect of product pricing was a decline of $14.2 million for the quarter, with lower chicken pricing of $14.7 million more than offsetting higher turkey prices of $0.5 million. Grain costs for corn and soybean meal were virtually unchanged when comparing this year's second quarter performance to the same period last year. Operational changes at Marshville and Franconia produced combined savings of approximately $5.5 million. Other improvements of approximately $5.5 million in gross profits were primarily the result of improved live bird performance and decreases in accrued employee incentives due to decline in profitability.

Gross profit from continuing operations for the first six months of fiscal 2000 was $63.9 million, a 19.2% decrease, or $15.2 million from the same period last year. The net effect of product pricing was a decline of $36.6 million for the six months, with lower chicken pricing of $38.9 million partially offset by improved turkey prices of $2.3 million. Lower grain costs for corn and soybean meal contributed approximately $6 million of improvements for the six months. Other improvements of approximately $15 million in gross profits were primarily the result of improved live bird performance, lower plant costs due to higher utilizations, improvements in other feed ingredient costs and formulations, and decreases in accrued employee incentives.

Selling, general and administrative expenses for the second quarter were $26.4 million, an increase of $3.7 million, or 16.3% when compared to the same quarter last year, primarily the result of increased promotional spending. For the first six months of fiscal 2000, selling, general and administrative expenses increased $2.6 million, or 5.5%, to $50.7 million. The increase is primarily the result of increased promotional spending, partially offset by decreases in accrued employee expenses and a one-time charge of $1.5 million during the first quarter of fiscal 1999 for assets, primarily at the Monroe facility, that could not be utilized in the Company's turkey operations.

Interest expense was $1.2 million for the second quarter of fiscal 2000, a decrease of $1.8 million, or approximately 61%, when compared to the same quarter in fiscal 1999. For the first six months of fiscal 2000, interest expense was $2.4 million, a decrease of $5.5 million, or approximately 69%, when compared to the same period last year. The decreases, for the quarter and the six months, are the result of substantially lower debt levels and lower interest rates resulting from a new credit facility entered into during November of 1998.

In the prior year, the gain on the sale of the Goldsboro complex resulted from the Company's sale, on August 14, 1998, of its Goldsboro, North Carolina chicken processing plant, feed mill and hatchery for approximately $37 million in net proceeds, which were used to reduce long term debt. The pre-tax gain on the sale was approximately $8 million.

Net earnings from continuing operations were $4.8 million (or $0.28 per diluted share) for the second quarter of fiscal 2000, a decrease of $2.4 million as compared to the net earnings of $7.2 million (or
$0.43 per diluted share) for the second quarter of fiscal 1999.   Net
earnings from the chicken segment decreased $6.3 million, offset partially by increased net earnings in the turkey segment and decreased net earnings in the other segments of $4.1 million and $0.2 million, respectively. For the first six months of fiscal 2000, net earnings from continuing operations were $7.3 million, or $0.43 per diluted share, versus net earnings from continuing operations of $18.9 million, or $1.12 per diluted share in the same period last year. Net earnings from the chicken segment decreased $21.4 million, offset partially by increased net earnings in the turkey and other segments of $9.0 million and $0.8 million, respectively.

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

Net earnings for the second quarter of fiscal 2000 were $4.8 million, or $0.28 per diluted share, compared with net earnings for the same quarter of fiscal 1999 of $6.3 million, or $0.37 per diluted share. The prior year net earnings included an extraordinary after-tax non-cash charge related to the write-off of debt costs pertaining to the Company's prior credit facility. Net earnings for the first six months of fiscal 2000 were $7.3 million, or $0.43 per diluted share, compared with net earnings for the same period of fiscal 1999 of $32.5 million, or $1.92 per diluted share.


Financial Condition and Liquidity

Accounts receivable and total inventory at the end of the first six months of fiscal 2000 were $7.5 million and $1.1 million lower, respectively, when compared to the end of fiscal year 1999. Processed inventories decreased $5.1 million primarily from the seasonal sale of turkey products, while live inventories and feed inventories increased $2.1 million and $2.2 million, respectively.

Debt levels decreased $9.9 million during the first six months of fiscal 2000, from $53.9 million at year-end to $44.0 million at the end of the first six months of fiscal 2000. The decrease is the result of the $3.8 million payment received on the note receivable from the sale of the Monroe plant and $6.1 million in cash flow from operations.


Capital Resources

The Company's capital spending for the quarter was $2.8 million and $5.0 million for the six months of fiscal 2000. The majority of the capital spending was primarily for the replacement of existing equipment and for safety and regulatory requirements. Depreciation expense was $4.4 million for the quarter and $9.1 million year-to-date. Projected capital spending for fiscal 2000 is expected to total $15 to $18 million.


Year 2000 Matters

Through February 14th, there were no significant operational problems resulting from the transition to the Year 2000.

The Company began addressing Year 2000 issues in 1995 and elected to replace its multiple financial and order management systems with one set of integrated software from Oracle Corporation. An upgrade to a newer release of the Oracle software that supports the Year 2000 was completed in March 1999. The Company assessed all personal computers and communication networks and found no significant Year 2000 problems in those areas.

A review of operational systems, including processing plants, feed mills, warehouses and hatcheries was performed, and resulted in a plan for minor upgrades or replacements of equipment prior to the new millennium.

To ensure that WLR Foods' business with its vendors and customers would continue without interruption in the Year 2000, the Company began assessing vendor and customer Year 2000 readiness by written questionnaires in November of 1998. Questionnaires were sent to customers comprising a majority of sales revenue and to all significant vendors. The Company received favorable responses from most of its significant vendors and key customers, and no significant problems have arisen in this area as of February 14, 2000.

The Company believed that its most significant exposure related to the Year 2000 issue was from reliance upon third parties for transportation services to deliver feed grains and for utilities such as electricity, natural gas and water that are necessary for operating the Company's plants. The Company's supply of feed grain on hand does not usually exceed that used in a matter of days. Shipping routes normally involve, at one or more points, rail transportation for which alternate suppliers are not readily available. Similarly, there are no effective alternative suppliers of utilities. As of February 14, 2000, there appeared to be no disruptions of service from third party vendors that were Year 2000 related.

The Company developed contingency plans, where practical, to help mitigate the effects of potential Year 2000 problems. Those plans included increasing supplies of feed grains and ingredients, preparing for manual, instead of electronic, operating procedures and the appointment of adequate personnel to test systems and address problems that might arise on January 1, 2000.


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


Interest Rate Sensitivity

The Company hedges exposures to changes in interest rates on certain of its financial instruments. The Company may enter into interest rate cap agreements to effectively limit the Company's exposure to increases in interest rates. As of January 1, 2000, there were no outstanding cap agreements.

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                              Expected Maturity Date
                              ----------------------
Liabilities:                                            There-          Fair
Dollars in thousands 2000   2001    2002  2003   2004   after   Total   Value
-------------------- ----   ----    ----  ----   ----   -----   -----   -----
Long-term debt,
 including Current
 Portion
   Fixed Rate        $158   $202    $215   $89    $95     $50    $809    $809
    Average
     interest rate  6.00%  6.00%   6.00% 6.00%  6.00%   6.00%   6.00%

   Variable Rate   $2,550 $5,850 $34,778    $0     $0      $0 $43,178 $43,178
    Average
     interest rate  7.86%  7.86%   7.88%  0.00   0.00    0.00   7.87%

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

The following table provides information about the Company's corn, soybean meal, other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at January 1, 2000. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in May 2000. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts. There were no outstanding soybean meal positions on January 1, 2000.

On Balance Sheet Commodity Position
 and Related Derivatives
                                          Carrying       Fair
Dollars in thousands                       Amount        Value
--------------------                      --------       -----
Corn, Soybean Meal and Other Feed
 Ingredient Inventory                      13,144       13,144


                                         Contractual     Fair
Related Derivatives                        Amount        Value
-------------------                      -----------     -----
Corn Futures Contracts
 Contract Volumes (100,000 bushels)           117
 Weighted Average Price (per bushel)        $2.18        $2.08
 Contract Amount (dollars in thousands)    25,593       24,330

                      PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

          During the quarter ending January 1, 2000, the Company issued 3,972.722 shares of its common stock to its non-employee directors, in reliance on Section 4(2) of the Securities Act of 1933, as payment of their monthly retainer.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See attached Exhibit Index

          (b)  Form 8-K

               Reporting Date December 15, 1999.  Item Reported -
          Item 5, Other Events. The Company issued a press release reporting the authorization by the Board of the repurchase of up to $10 million of the Company's common stock.


               Reporting Date January 10, 2000.  Item Reported -
          Item 5, Other Events. WLR Foods, Inc. announced the resignation of Keith E. Alessi from its Board of Directors and Audit Committee due to the demand on his time from his job and other commitments.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 15th day of February, 2000 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

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