Form 10-Q
period 2000-04-01
WLR FOODS INC
filed 2000-05-15
CIK 760775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended April 1, 2000

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of Registrant's Common Stock, no par value, at May 10, 2000 was 16,289,466 shares.

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

WLR FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)	Thirteen weeks ended
In thousands, except per share data	April 1,	March 27,
	2000	1999
Net sales	$ 199,182	$ 192,881
Cost of sales	182,588	169,716
Gross profit	16,594	23,165

Selling, general and administrative expenses	23,555	22,406
Operating income (loss)	(6,961)	759

Other expense (income):
Interest expense	1,169	1,425
Gain on sale of Goldsboro complex	-	55
Other expense (income), net	(146)	(515)
Other expense, net	1,023	965

Loss before income taxes	(7,984)	(206)
Income tax benefit	(3,014)	(79)
Net loss from continuing operations	(4,970)	(127)

Gain on disposal of discontinued operations, net of tax	-	644
Net earnings (loss)	$ (4,970)	$ 517

Basic and diluted net loss per common share, continuing operations	$ (0.30)	$ (0.01)
Basic and diluted net earnings per common share, discontinued operations	-	0.04
Total basic and diluted net earnings (loss) per common share	(0.30)	0.03

See accompanying Notes to Consolidated Financial Statements.

WLR FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)	Thirty - nine weeks ended
In thousands, except per share data	April 1,	March 27,
	2000	1999
Net sales	$ 619,992	$ 660,097
Cost of sales	539,474	557,845
Gross profit	80,518	102,252

Selling, general and administrative expenses	74,299	70,509
Operating income	6,219	31,743

Other expense (income):
Interest expense	3,583	9,314
Gain on sale of Goldsboro complex	-	(7,699)
Other expense (income), net	(1,149)	(212)
Other expense, net	2,434	1,403

Earnings before income taxes	3,785	30,340
Income tax expense	1,429	11,529
Net earnings from continuing operations	2,356	18,811

Earnings from discontinued operations, net of tax	-	664
Gain on disposal of discontinued operations, net of tax	-	16,143
Total earnings from discontinued operations	-	16,807

Extraordinary charge on early extinguishment of debt, net of tax	-	(2,559)
Net earnings	$ 2,356	$ 33,059

Basic net earnings per common share, continuing operations	$ 0.14	$ 1.12
Basic net earnings per common share, discontinued operations	-	1.00
Basic net loss per common share, extinguishment of debt	-	(0.15)
Total basic net earnings per common share	$ 0.14	$ 1.97

Diluted net earnings per common share, continuing operations	$ 0.14	$ 1.11
Diluted net earnings per common share, discontinued operations	-	0.99
Diluted net loss per common share, extinguishment of debt	-	(0.15)
Total diluted net earnings per common share	$ 0.14	$ 1.95

See accompanying Notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
	April 1,	July 3,
Dollars in Thousands	2000	1999
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$ 392	$ 210
Accounts receivable, less allowance for doubtful	61,743	59,026
accounts of $2,671 and $1,909
Inventories (Note 2)	105,418	106,679
Income taxes receivable	2,375	355
Other current assets	3,459	6,427
Total current assets	173,387	172,697

Property, plant and equipment, net	102,809	107,945
Deferred income taxes	3,177	3,009
Other assets	5,683	5,446
Total Assets	$ 285,056	$ 289,097

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt	$ 5,801	$ 5,046
Excess checks over bank balances	13,060	13,912
Trade accounts payable	26,203	26,500
Accrued payroll and related benefits	16,163	24,729
Other accrued expenses	11,612	8,677
Deferred income taxes	10,575	9,817
Total current liabilities	83,414	88,681

Long-term debt, excluding current maturities	50,544	48,845
Other liabilities and deferred credits	6,673	7,636

Shareholders' equity
Common stock, no par value	67,259	69,125
Additional paid-in capital	2,974	2,974
Retained earnings	74,192	71,836
Total shareholders' equity	144,425	143,935
Total Liabilities and Shareholders' Equity	$ 285,056	$ 289,097

See accompanying Notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Thirty-nine weeks ended
(unaudited)	April 1,	March 27,
Dollars in thousands	2000	1999

Cash Flows from Operating Activities:
Net earnings	$ 2,356	$ 33,059
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Extraordinary loss on early extinguishment of debt, net of tax	-	2,559
Depreciation and amortization	14,084	16,351
Gain on sale of property, plant and equipment	(678)	(78)
Gain on sale of Goldsboro complex	-	(7,699)
Gain on sale of discontinued operation	-	(26,038)
Deferred income taxes	590	14,056
Valuation allowance on assets held for sale	-	1,354
Other, net	-	51
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,717)	11,251
Decrease in inventories	1,261	13,461
Increase in other current assets	(2,802)	(593)
Increase in long term assets	(863)	(1,165)
Decrease in accounts payable	(297)	(1,356)
Increase (decrease) in accrued expenses and other	(6,594)	5,743
Net cash provided by operating activities	4,340	60,956

Cash Flows from Investing Activities:
Proceeds from notes receivable	3,750	-
Additions to property, plant and equipment	(8,476)	(19,240)
Proceeds from sale of discontinued operation	-	54,968
Proceeds from sale of Goldsboro complex	-	37,582
Proceeds from sale of property, plant and equipment	832	325
Net cash provided by (used in) investing activities	(3,894)	73,635

Cash flows from Financing Activities:
Proceeds from issuance of revolver and long-term debt	518,066	418,900
Payments on revolver and long-term debt	(515,612)	(558,364)
Financing costs paid	-	(1,966)
Issuance of common stock	413	522
Repurchase of common stock	(2,279)	-
Increase (decrease) in excess checks over bank balances	(852)	6,130
Net cash used in financing activities	(264)	(134,778)

Increase (decrease) in cash and cash equivalents	182	(187)
Cash and cash equivalents at beginning of fiscal year	210	335
Cash and cash equivalents at end of period	$ 392	$ 148

Supplemental cash flow information:
Cash paid for:
Interest	$ 3,169	$ 11,713
Income taxes	3,707	6,306

 The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

Non-cash financing activities:

In fiscal 1999:

The Company recorded 142,384 stock warrants at a value of $904,136, which related to the February 1998 debt refinancing in the first quarter.

The Company had 28,180 stock warrants expire at a value of $178,943 when a portion of the February 1998 debt was repaid in the first quarter.

The Company incurred an extraordinary charge, net of tax, on the early extinguishment of debt in the amount of $2.6 million.

 See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

WLR Foods, Inc. and Subsidiaries

1.  Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods, Inc. and its wholly-owned subsidiaries. All material balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of April 1, 2000, and the consolidated statements of operations for the thirteen and thirty-nine weeks ended April 1, 2000 and March 27, 1999, and the consolidated statements of cash flows for the thirty-nine weeks ended April 1, 2000 and March 27, 1999 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

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
2. Inventories
A summary of inventories at April 1, 2000 and July 3, 1999 follows:
	(unaudited)
Dollars in thousands	April 1,	July 3,
	2000	1999
Live poultry and breeder flocks	$ 50,902	$ 48,275
Processed poultry and meat products	28,885	31,510
Packaging supplies, parts and other	12,785	12,859
Feed, grain and eggs	12,846	14,035
Total inventories	$ 105,418	$ 106,679

3.  Stockholders' Equity

On December 14, 1999, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock in the open market. As of April 1, 2000, the Company had repurchased 389,975 shares of its common stock for $2,278,835.

Subsequent to April 1, 2000 and through April 30, 2000, the Company repurchased 75,200 additional shares of its common stock in connection with its repurchase program.
4. Earnings per common share
The following is a reconciliation between the calculation of basic and diluted net earnings (loss) per common share:

	13 Weeks Ended
In thousands, except for per share data	April 1,	March 27,
	2000	1999
Basic and diluted EPS Computation
Numerator: Net earnings (loss)	$ (4,970)	$ 517

Denominator:
Common shares outstanding	16,384	16,492
Effect of outstanding stock warrants	320	303
Basic and diluted weighted average common shares outstanding	16,704	16,795

Basic and diluted earnings (loss) per common share	$ (0.30)	$ 0.03

	39 Weeks Ended
In thousands, except for per share data	April 1,	March 27,
	2000	1999
Basic EPS Computation
Numerator: Net earnings	$ 2,356	$ 33,059

Denominator:
Common shares outstanding	16,500	16,462
Effect of outstanding stock warrants	318	299
Basic weighted average common shares outstanding	16,818	16,761

Basic earnings per common share	$ 0.14	$ 1.97

Diluted EPS Computation
Numerator: Net earnings	$ 2,356	$ 33,059

Denominator:
Common shares outstanding	16,500	16,462
Effect of outstanding stock options	-	13
Effect of outstanding stock warrants	318	445
Diluted weighted average common shares outstanding	16,818	16,920

Diluted earnings per common share	$ 0.14	$ 1.95

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

Due to the permanent reduction in long-term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex, the Company incurred an extraordinary loss of approximately $4.1 million ($2.6 million after tax) on the write-off of capitalized debt costs.

6.  Segment Information

The Company retroactively adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended July 3, 1999. This statement requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: Chicken and Turkey. The third segment, Other, includes revenues from the Company's protein conversion plants, unallocated corporate related items and other miscellaneous items. Chicken segment revenues are primarily sales of chicken related products, such as retail tray pack items, whole birds cut up for fast food restaurants and portion controlled products for food service distributors. Turkey segment revenues are primarily sales of turkey related products and further processed products, including both turkey and chicken items, produced at the Company's further processing plants. These items include fresh and frozen whole birds and parts, including retail tray pack items, turkey burgers and a full line of further processed products, including deli meats, frankfurters and salads. To better utilize its feed manufacturing capabilities, the Company sells feed to other users, primarily from its Marshville, NC feedmill. Sales from this mill were included in Turkey segment sales through the first quarter of fiscal 1999, when the complex was converted to chicken processing and the sales since then have been included in the Chicken segment. Each segment is evaluated by management based on operating profit (loss) and net earnings (loss).

The following tables set forth specific operating information about each segment as reviewed by the Company's management. Net earnings (loss) for segment reporting is prepared on the same basis as that used for consolidated net earnings (loss).

Administrative services provided by the corporate offices are primarily allocated to the individual segments based on levels of inventories and property, plant and equipment. Due to certain assets, which are shared between segments, management evaluates assets and capital expenditures on a consolidated basis; therefore, such information is not presented on a segment basis.
	Chicken	Turkey	Other	Elimina -	Total
Dollars in thousands				tions
Thirteen Weeks ended April 1, 2000
External segment revenues	$100,788	$ 96,301	$ 2,093	$ -	$199,182
Intersegment revenues	-	-	3,179	(3,179)	-
Total revenues	100,788	96,301	5,272	(3,179)	199,182

Interest expense	602	593	-	(26)	1,169
Depreciation expense	2,430	1,649	328	-	4,407
Interest income	-	3	29	(26)	6
Income taxes (benefit)	(3,170)	(263)	419	-	(3,014)
Net earnings (loss) from continuing operations	$ (5,227)	$ (435)	$ 692	$ -	$ (4,970)

Thirteen Weeks ended March 27, 1999
External segment revenues	$104,701	$ 86,255	$ 1,925	$ -	$192,881
Intersegment revenues	-	-	3,196	(3,196)	-
Total revenues	104,701	86,255	5,121	(3,196)	192,881

Interest expense	904	919	-	(38)	1,425
Depreciation expense	2,565	1,930	329	-	4,824
Gain on sale of Goldsboro complex	55	-	-	-	55
Interest income	-	1	110	(38)	73
Income taxes (benefit)	659	(999)	262	-	(78)
Net earnings (loss) from continuing operations	$ 1,074	$ (1,629)	$ 428	$ -	$ (127)

	Chicken	Turkey	Other	Elimina -	Total
Dollars in thousands				tions
Thirty-nine Weeks ended April 1, 2000
External segment revenues	$297,096	$316,951	$ 5,945	$ -	$619,992
Intersegment revenues	-	-	9,457	(9,457)	-
Total revenues	297,096	316,951	15,402	(9,457)	619,992

Interest expense	1,816	1,841	-	(74)	3,583
Depreciation expense	7,382	5,069	1,006	-	13,457
Interest income	-	201	118	(74)	245
Income taxes (benefit)	(5,065)	4,972	1,522	-	1,429
Net earnings (loss) from continuing operations	$ (8,351)	$ 8,198	$ 2,509	$ -	$ 2,356

Thirty-nine Weeks ended March 27, 1999
External segment revenues	$329,465	$324,603	$ 6,029	$ -	$660,097
Intersegment revenues	-	-	9,871	(9,871)	-
Total revenues	329,465	324,603	15,900	(9,871)	660,097

Interest expense	4,152	5,238	-	(76)	9,314
Depreciation expense	6,984	6,163	1,055	-	14,202
Gain on sale of Goldsboro complex	(7,699)	-	-	-	(7,699)
Interest income	1	5	147	(76)	77
Income taxes (benefit)	11,842	(1,201)	888	-	11,529
Net earnings (loss) from continuing operations	19,321	(1,959)	1,449	-	18,811
Extraordinary charge	$ -	$ -	$ (2,559)	$ -	$ (2,559)

A reconciliation of total segment profits to consolidated net earnings (loss) is as follows:

	Thirteen Weeks		Thirty-nine Weeks
Dollars in thousands	April 1,	March 27,	April 1,	March 27,
	2000	1999	2000	1999
Segment profit	$ (4,970)	$ (127)	$ 2,356	$ 18,811
Unallocated:
Income from discontinued operation, net of tax	-	-	-	664
Gain on sale of discontinued operation, net of tax	-	644	-	16,143
Extraordinary charge on early extinguishment of debt, net of tax	-	-	-	(2,559)

Net earnings (loss)	$ (4,970)	$ 517	$ 2,356	$ 33,059

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

Operating loss for the third quarter of fiscal 2000 was $7.0 million, a decrease of $7.7 million when compared to the same quarter last year. The decrease is primarily due to lower chicken segment pricing of $8.4 million, increased corn and soybean meal costs of $1.0 million, and increased selling, general and administrative expenses of $1.1 million, offset by increased turkey segment pricing of $0.4 million and other net operational improvements of approximately $2.4 million.

RESULTS OF OPERATIONS

The Company's results are reported on a consolidated basis. The following analysis of operating results emphasizes the chicken and turkey segments, which account for approximately 99% of the Company's revenues. Any revenues and expenses not included in the chicken and turkey segments are reported in the Company's other segment for purposes of segment reporting.

Net sales from continuing operations for the quarter were $199.2 million, an increase of $6.3 million, or 3.3% from the third quarter of fiscal 1999. The $6.3 million increase is from increases in turkey segment revenues of $10.0 million and $0.2 million in other segment revenues, partially offset by reductions in chicken segment revenues of $3.9 million.

For the first nine months of fiscal 2000, net sales from continuing operations decreased $40.1 million or 6.1% to $620.0 million, compared to $660.1 million for the same period last year. The $40.1 million decrease is from declines in chicken and turkey segment revenues of $32.4 million and $7.7 million, respectively.

In the chicken segment, the decrease in net sales of $3.9 million, or 3.7%, to $100.8 million in the third quarter of fiscal 2000 is primarily due to decreased poultry product sales of $4.2 million. The $4.2 million decrease, or 4.2%, in net sales of poultry products, primarily chicken, resulted in third quarter poultry product sales of $95.9 million for fiscal 2000. The 4.2% decrease was the result of price declines of 8.4%, partially offset by a volume increase of 4.2%. For the first nine months of fiscal 2000, the decrease in net sales of $32.4 million is due primarily from decreased poultry product sales of approximately $32.1 million. The $32.1 million decrease, or 10.1%, in poultry product sales, is the result of a 15.0% decrease in pricing partially offset by increased volumes of 4.9%.

The turkey segment net sales improvement of $10.0 million, or 11.6%, to $96.3 million in sales for the third quarter of fiscal 2000 is primarily from increased poultry product sales. Poultry product sales in the turkey segment increased 11.4%, or $9.8 million, to $95.7 million in the third quarter of fiscal 2000. The 11.4% increase is the result of increased pricing and volumes of 0.4% and 11.0%, respectively. For the first nine months of fiscal 2000, turkey segment sales decreased $7.7 million, or 2.4%, due primarily to decreased poultry product sales. The 2.4% decrease is the result of a 3.2% decrease in volume, partially offset by increased pricing of 0.8%.

Cost of sales from continuing operations for the quarter were $182.6 million, an increase of $12.9 million, or 7.6% from the third quarter of fiscal 1999. The increase of $12.9 million results from higher cost of sales in the chicken, turkey and other segments of $5.5 million, $7.3 million and $0.1 million, respectively.

For the first nine months of fiscal 2000, cost of sales from continuing operations were $539.5 million, a decrease of $18.4 million, or 3.3%, from the same period last year. The decrease of $18.4 million is the result of decreases in the turkey and other segments of $20.3 million and $0.3 million, respectively, partially offset by an increase of $2.2 million in chicken cost of sales.

In the chicken segment, cost of sales were $99.1 million in the third quarter, an increase of $5.5 million, or 5.9%, when compared to the same quarter last year. This increase is primarily attributable to higher production volumes resulting from improved capacity utilization at the Marshville, North Carolina plant and increased corn and soybean meal costs of approximately $0.5 million, offset partially by lower processing costs due to increased operating efficiencies at the Marshville complex. For the first nine months of fiscal 2000, chicken segment cost of sales increased $2.2 million, or 0.8%, to $278.6 million. This increase is primarily attributable to increased production volumes through the Marshville complex, offset by lower corn and soybean meal costs of approximately $2.6 million and lower processing costs at the Marshville plant.

Cost of sales in the turkey segment increased $7.3 million, or 9.7%, to $82.2 million in the third quarter of fiscal 2000 when compared to the same quarter last year. Increased sales volumes of approximately 11.0% resulted in additional cost of sales of approximately $9 million. Additionally, there was an increase in corn and soybean meal costs of approximately $0.5 million, partially offset by improvements in operating efficiencies of approximately $2 million, primarily at the Franconia, Pennsylvania further processing plant. The Franconia improvements are the result of consolidating the smaller Monroe, North Carolina plant into the Franconia facility during the third quarter of fiscal 1999. For the first nine months of fiscal 2000, turkey segment cost of sales decreased $20.3 million, or 7.3%, to $257.8 million. This decrease is primarily the result of lower cost of sales of $4.4 million resulting from planned decreases in production and sales volumes of 3.2%, savings of approximately $5.5 million from improved operating efficiencies, primarily at the Franconia further processing plant, lower corn and soybean meal costs of approximately $2.7 million, decreased bonus incentives of approximately $3.0 million and improved live performance, including other feed costs and formulations, of approximately $2.8 million and other net improvements of approximately $1.9 million.

For the third quarter of fiscal 2000, gross profit on continuing operations was $16.6 million, a decrease of $6.6 million, or 28.4% from the same quarter last year. The net effect of product pricing was a decline of $8.0 million for the quarter, with lower chicken pricing of $8.4 million more than offsetting higher turkey prices of $0.4 million. Grain costs for corn and soybean meal increased approximately $1.0 million when comparing this year's third quarter performance to the same period last year. Operational improvements, primarily at the Marshville and Franconia facilities, produced combined savings of approximately $2.4 million.

Gross profit on continuing operations for the first nine months of fiscal 2000 was $80.5 million, a 21.3% decrease, or $21.7 million from the same period last year. The net effect of product pricing was a decline of approximately $45.1 million for the nine months, with lower chicken pricing of $47.6 million partially offset by improved turkey prices of $2.5 million. Lower grain costs for corn and soybean meal contributed approximately $5 million of improvements for the nine months. Other improvements of approximately $18 million in gross profits were primarily the result of lower plant costs due to higher utilization, improvements in other feed ingredient costs and formulations, decreases in accrued bonus incentives and improved live bird performance.

Selling, general and administrative expenses for the third quarter were $23.6 million, an increase of $1.1 million, or 5.1% when compared to the same quarter last year, primarily the result of increased promotional spending. The increased promotional spending is also the primary factor that increased selling, general and administrative expenses for the first nine months of fiscal 2000 by $3.8 million, or 5.4%, to $74.3 million.

Interest expense was $1.2 million for the third quarter of fiscal 2000, a decrease of $0.3 million, or approximately 18%, when compared to the same quarter in fiscal 1999. For the first nine months of fiscal 2000, interest expense was $3.6 million, a decrease of $5.7 million, or approximately 62%, when compared to the same period last year. The decrease for the quarter is primarily the result of substantially lower debt levels, while the decrease for nine months is due to both substantially lower debt levels and lower interest rates.

In the prior year, other income included the gain on the sale of the Goldsboro, North Carolina complex. The Goldsboro complex, consisting of a chicken processing plant, feed mill and hatchery, was sold on August 14, 1998 for approximately $37 million in net proceeds, which were used to reduce long term debt. The pre-tax gain on the sale was approximately $8 million.

The net loss from continuing operations was $5.0 million, or $0.30 per diluted share, for the third quarter of fiscal 2000, an increase of $4.9 million as compared to the net loss of $0.1 million, or $0.01 per diluted share, for the third quarter of fiscal 1999. Net earnings from the chicken segment decreased $6.3 million, offset partially by increased net earnings in the turkey and other segments of $1.2 million and $0.2 million, respectively. For the first nine months of fiscal 2000, net earnings from continuing operations were $2.4 million, or $0.14 per diluted share, versus net earnings from continuing operations of $18.8 million, or $1.11 per diluted share in the same period last year. Net earnings from the chicken segment decreased $27.7 million, offset partially by increased net earnings in the turkey and other segments of $10.2 million and $1.1 million, respectively.

Prior year results include a gain and earnings from a discontinued operation, Cassco Ice and Cold Storage, Inc. The Company sold this subsidiary on July 31, 1998 for approximately $54 million in net proceeds. The net proceeds from the sale were used to reduce long-term debt. During the first quarter of fiscal 1999, the Company recorded a $15.5 million after-tax gain on the sale. The after-tax Cassco income from discontinued operations was $0.7 million in the first quarter of fiscal 1999. Additional consideration was received during the third quarter of fiscal 1999 resulting in a $0.6 million after-tax increase in the gain on sale of discontinued operations.

There were two extraordinary charges in the prior year. During the first quarter of fiscal 1999, the Company recorded an extraordinary after-tax charge of $1.6 million for the early extinguishment of debt, due to the permanent reduction in long-term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex. An additional extraordinary charge was taken in the second fiscal quarter of 1999, when the Company recorded an after-tax charge of $1.0 million. This charge, in conjunction with the November 20, 1998 debt refinancing, represented the write-off of remaining capitalized debt costs pertaining to the prior credit facility.

The net loss for the third quarter of fiscal 2000 was $5.0 million, or $0.30 per diluted share, compared with net earnings for the same quarter of fiscal 1999 of $0.5 million, or $0.03 per diluted share. Net earnings for the first nine months of fiscal 2000 were $2.4 million, or $0.14 per diluted share, compared with net earnings for the same period of fiscal 1999 of $33.1 million, or $1.95 per diluted share.

Financial Condition and Liquidity

Accounts receivable increased $2.7 million and total inventory was $1.3 million lower at the end of the first nine months of fiscal 2000 when compared to the end of fiscal year 1999. Processed inventories and feed, grain and egg inventories decreased $2.6 million and $1.2 million, respectively, partially offset by increased live inventories of $2.6 million. Additionally, packaging supplies, parts and other inventories decreased $0.1 million.

Debt levels increased $2.4 million during the first nine months of fiscal 2000, from $53.9 million at year-end to $56.3 million at the end of the first nine months of fiscal 2000. The increase is the result of $8.5 million in capital expenditures and $2.3 million in repurchases of Company stock, offset by a $3.8 million payment received on the note receivable from the sale of the Monroe plant, $4.3 million in cash flow from operations and $0.3 million in other investing and financing activities.

Capital Resources

The Company's capital spending for the quarter and year to date was $3.4 million and $8.5 million, respectively. The majority of the capital spending was primarily for the replacement of existing equipment and for safety and regulatory requirements. Depreciation expense was $4.4 million for the quarter and $13.5 million year-to-date. Projected capital spending for fiscal 2000 is expected to total $10 to $12 million.

Year 2000 Matters

The Company upgraded its computer and operating systems for Year 2000 compliance prior to the new millennium. Additionally, correspondence with substantial vendors and customers assessed the preparedness of the Company's supply chain and customer base. Contingency plans were developed in case of interruptions relating to a Year 2000 issue.

As of May 5, 2000, there had been no significant business interruptions related to the Year 2000 issue.

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

Interest Rate Sensitivity

The Company hedges exposures to changes in interest rates on certain of its financial instruments. The Company may enter into interest rate cap agreements to effectively limit the Company's exposure to increases in interest rates. As of April 1, 2000, there were no outstanding cap agreements.

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity Date
	---------------------------------------------------------------------------------------------------
Liabilities:						There-		Fair
Dollars in thousands	2000	2001	2002	2003	2004	after	Total	Value
	----------	----------	---------	---------	---------	---------	----------	----------
Liabilities:
Long-term debt, including
Current Portion
Fixed Rate	$18	$202	$215	$89	$95	$50	$669	$669
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable Rate	$1,275	$5,850	$48,551	$0	$0	$0	$55,676	$55,676
Average interest rate	7.52%	7.52%	7.59%	0.00	0.00	0.00	7.58%

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

The following table provides information about the Company's corn, soybean meal, other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at April 1, 2000. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in May 2000. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts. There were no outstanding soybean meal positions on April 1, 2000.
On Balance Sheet Commodity Position and Related Derivatives

	Carrying	Fair
Dollars in thousands	Amount	Value
----------------------------------------------------	---------------	--------------
Corn, Soybean Meal and Other Feed
Ingredient Inventory	$ 9,677	$ 9,677

	Contractual	Fair
Related Derivatives	Amount	Value
----------------------------------------------------	-----------------	---------------
Corn Futures Contracts
Contract Volumes (100,000 bushels)	44
Weighted Average Price (per bushel)	$ 2.18	$ 2.36
Contract Amount (dollars in thousands)	9,559	10,325

PART II. OTHER INFORMATION

Item 2.    Changes in Securities

                 During the quarter ending April 1, 2000, the Company issued 4,080 shares of its common stock to its non-employee directors, in reliance on Section 4(2) of the Securities Act of 1933, as payment of their monthly retainer.

Item 6.    Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  See attached Exhibit Index

             (b)  Form 8-K

                  Reporting Date February 14, 2000. Item Reported - Item 5, Other Events. The Company announced the dismissal by the Circuit Court of Hardy County, West Virginia of the litigation brought by the West Virginia Attorney General claiming violations of the West Virginia Consumer Credit and Protection Act and the West Virginia Antitrust Act.

                  Reporting Date February 25, 2000. Item Reported - Item 5, Other Events. WLR Foods, Inc. announced the appointment of Marie C. Johns to its Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this _____ day of May, 2000 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

WLR FOODS, INC.

____________________________

Dale S. Lam, Chief Financial
Officer and duly authorized signator
for Registrant

EXHIBIT INDEX

Exhibit No.         Description

     27                   Financial Data Schedule