Form 10-K405
period 2000-07-01
WLR FOODS INC
filed 2000-09-29
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
          For the fiscal year ended July 1, 2000

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

P.O. Box 7000
Broadway, Virginia 22815
(Address of principal executive offices)

540-896-7001
Registrant's telephone number, including area code

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
  (X)  Yes      _____  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          X

The aggregate value of the voting stock held by non-affiliates of the registrant as of September 1, 2000 was approximately $69,827,246. As of that date 16,194,081 shares of the registrant's common stock were issued and outstanding.

PART I

Item 1.      BUSINESS.

General
WLR Foods, Inc. (with its subsidiaries, "WLR" or the "Company") was incorporated in the Commonwealth of Virginia in 1984. WLR is a leading producer, processor and marketer of poultry-based products, including fresh, frozen and further processed chicken and turkey. The Company markets products under its Wampler Foods(R) brand trademark and under various private labels to customers in the retail, foodservice and institutional markets, as well as to export customers in more than 60 countries. In 2000, WLR was ranked the fourth largest turkey producer by Turkey World magazine, the twelfth largest chicken producer by Broiler Industry magazine, and the seventh largest poultry company by Poultry magazine. Company sales for fiscal 2000 were $833 million, including approximately $403 million of chicken segment sales and $422 million of turkey segment sales, and representing approximately 584 million pounds and 436 million pounds of poultry products in the chicken and turkey segments, respectively. Remaining sales were comprised of revenues from the Company's protein conversion plants.

The Company markets a full line of chicken and turkey products, including individually packaged fresh and frozen whole birds, fresh and frozen bulk parts, fresh and frozen tray packs of individual parts and a large assortment of further processed products. By offering a broad array of products, the Company is able to shift production among whole birds, parts and further processed products in response to changes in customer demands and product prices. WLR is also actively expanding its offering of further processed products, which offers consumers added convenience and taste while generating higher margins for WLR, and for which grain costs represent a smaller percentage of overall production cost. Further processed products include a variety of salads, turkey burgers and sausage, ground turkey and chicken and various fully cooked breast products.

WLR markets branded and private label poultry products to retail, fast food, foodservice and institutional customers throughout the United States with an emphasis on the East Coast. The Company is positioning itself as a full-service supplier to these customers for poultry-based products, offering a broad assortment of branded and private label products across multiple price points. In addition, WLR continues to expand its export sales, which have grown from approximately 4% of total Company sales in 1990 to approximately 10% of sales in 2000.

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

On September 27, 2000, the Company entered into an Agreement and Plan of Merger with Pilgrim's Pride Corporation ("Pilgrim's") whereby the Company will become a wholly-owned subsidiary of Pilgrim's and the Company's shareholders will receive $14.25 cash for each share of Company common stock owned by them at the effective time of the merger. The Company's Board of Directors has unanimously approved the agreement. The agreement is subject to regulatory and shareholder approvals and other customary closing conditions. The merger is expected to be completed as soon as practicable thereafter.

Poultry Production
WLR Foods' primary operations include the breeding, hatching, grow-out and processing of turkeys and chickens. For fiscal 2000, WLR Foods produced approximately 442 million pounds of dressed turkey and 723 million pounds of dressed chicken.

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

Grow-out and breeder farms provide WLR Foods with approximately 53 million square feet of growing facilities. These farms typically are grower-owned and operate under contract with WLR Foods, providing facilities, utilities and labor. Contract growers are compensated on a cost-based formula and several incentive-based formulas. Approximately 97% of WLR Foods' turkeys and 100% of its chickens are raised by contract growers, with the balance grown by independent growers and company-owned farms. WLR Foods strives to maintain good contract grower relationships and believes the availability of contract growers is sufficient for anticipated needs.

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

Processing and Other
The non-edible by-products of WLR Foods' poultry processing plants are sent to either of its two protein conversion plants, except for by-products from the Marshville, North Carolina processing plant, which are sold to a third party vendor. The Company's two protein conversion plants convert the non-edible by-products into feed ingredients for use in its own operations or for sale to pet food manufacturers.

The following table shows approximate sales revenues by operating segment from WLR Foods' products for the last three fiscal years.
(Dollars in Millions)	Fiscal 2000	Fiscal 1999	Fiscal 1998

Chicken segment	$ 403	$ 453	$ 389
Turkey segment	422	428	546
Other	8	7	11

Total Net Sales	$ 833	$ 888	$ 946

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

Trademarks and Patents
The Company's Wampler Foods subsidiary markets products under the trademarks WAMPLER FOODS and WAMPLER FOODS and design, both of which are registered with the U.S. Patent and Trademark Office. Wampler Foods continues to market its products under the trademarks TRIM FREE and THE DELI ROAST COLLECTION and design, both of which are federally registered trademarks. Products are also sold under the ROUND HILL, FARMER'S CHOICE, EASY CARVERS and WAMPLER, IT'S REALLY THAT GOOD ... FOR YOUR BUSINESS trademarks. Wampler Foods markets its export and foreign military sales under the COLONEL ROCKINGHAM design, ROCKINGHAM and SHENVALLEY trademarks, as well as the WAMPLER FOODS trademark.

Government Contracts
WLR Foods' government contracts are a small percent of its total sales, consisting of bids on particular products for delivery at specified locations. Contracts are generally bid, and the product delivered, within a one to two month period. These contracts include both chicken and turkey products and can involve further processed products. WLR Foods had $0.8 million of governmental contracts outstanding as of July 1, 2000, compared to approximately $0.2 million as of July 3, 1999.

Foreign Sales
WLR Foods' export sales constituted approximately 10% of its total annual sales in each of fiscal 2000, 1999 and 1998. Wampler Foods has a full-time staffed export sales office which coordinates export sales efforts on behalf of WLR Foods. Export sales originate from that office and use independent brokers as needed. Sales are made to customers in over 60 countries.

Transportation
Transportation logistics, including the availability of transportation equipment and the efficiency of transportation systems, are key elements in the raising of poultry, transporting feed to the contract growers, transporting poultry to the processing plants, and transporting products to customers. Delivery of the Company's products to its customers is generally performed by third party refrigerated trucking companies. WLR Foods has contracts with two railroad companies for the delivery of feed ingredients to WLR Foods' feedmills.

Raw Materials
WLR Foods' largest cost is for basic feed ingredients, namely corn and soybean meal. Feed grains are commodities and, as such, are subject to volatile price changes caused by weather, size of harvest, changes in demand, transportation and storage costs and the agricultural policies of the United States and foreign governments. Although WLR Foods can, and sometimes does, purchase grain in the forward markets, it cannot completely eliminate the potential adverse effect of grain price increases. The Company uses futures contracts, grain options and forward purchases to hedge the risk of fluctuating grain prices. The gains and losses from hedging transactions become part of the cost of the related inventory items, and are expensed during the time period for which the hedge was intended.

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

A total of thirteen environmental permits or registrations are held by Wampler Foods' Virginia facilities, all but one of which were issued by the Virginia Department of Environmental Quality. The Hinton turkey processing facility holds an air permit which regulates certain combustion equipment and a water permit which regulates the treatment of process wastewater and stormwater. The Harrisonburg turkey processing facility holds an air permit which regulates certain combustion equipment and a water permit issued by the Harrisonburg Regional Sewer Authority requiring pretreatment of its process wastewater to meet certain effluent standards. Additionally, it has a general permit for stormwater. Wampler Foods' Timberville chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater and the disposition of stormwater, and an air permit which regulates the operation of its protein conversion facility, as well as certain combustion equipment. Wampler's recent connection to a private wastewater treatment system effectively ends the requirement for a waste permit at its Timberville facility, other than the one addressing stormwater. The chicken processing facility in Alma/Stanley holds a registration certificate for its combustion equipment and a water permit which regulates the discharge of process wastewater and stormwater. Finally, the Broadway and Harrisonburg feedmills hold air permits which were issued primarily for the control and abatement of dust, as well as general permits for stormwater. In addition to the thirteen environmental permits held by Wampler Foods, WLR Foods holds a Virginia Pollution Abatement permit which allows Wampler Foods' Virginia facilities to land apply certain wastewater biosolids generated by the facilities' wastewater treatment systems.

In West Virginia, Wampler Foods' Moorefield facilities hold four environmental permits, all of which were issued by the West Virginia Department of Commerce, Labor & Environmental Resources. The chicken processing and protein conversion facility holds a water permit which regulates the discharge of process wastewater and an air permit which regulates the operation of the Company's protein conversion facility. The Moorefield feedmill holds one air permit which was issued primarily for the control and abatement of dust.  The Moorefield hatchery and truck garage has a permit for stormwater.

Wampler Foods' North Carolina facilities hold a total of six environmental permits, all of which were issued by the North Carolina Department of Environment, Health & Natural Resources. The Marshville processing plant holds an industrial wastewater discharge permit which requires processed wastewater to be pretreated prior to discharge to a regional sewer system, and a stormwater permit which regulates stormwater discharges. In addition, the Marshville facility holds a stormwater permit which regulates cooling water and boiler blowdown discharges and a land application permit for food processing biosolids. The Wingate feedmill holds a stormwater permit which regulates stormwater discharges and an air permit which regulates emissions from boilers, bagfilters, and related equipment.

Pennsylvania facilities owned by Wampler Foods hold a total of four environmental permits. The Franconia further processing plant holds two permits: a water permit for the treatment of process wastewater, and an air permit to regulate operation of certain combustion equipment.  The New Oxford turkey processing facility holds two air permits which regulate combustion equipment. All of the Pennsylvania permits were issued by the Pennsylvania Department of Environmental Resources.

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

Employees
WLR Foods employed approximately 7,000 persons as of July 1, 2000, none of whom were covered by a collective bargaining agreement.

Cautionary Statement Concerning Forward Looking Information
This report contains certain forward-looking statements which are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. WLR Foods' actual results may differ materially from those in the forward-looking statements. For example, operating results may be affected by external factors such as: actions of competitors, changes in laws and regulations, including changes in governmental interpretations of existing regulations and changes in accounting standards, customer demand and fluctuations in cost and availability of feed ingredients.

Item 2.      PROPERTIES.

WLR Foods' seven poultry processing facilities and one further processing plant are located in Virginia, West Virginia, Pennsylvania and North Carolina. The processing facilities consist of three turkey facilities and four chicken facilities having a total slaughter capacity of approximately 450,000 turkeys per week (single shift) and 3.65 million chickens per week (double shift). WLR Foods owns and operates four feedmills with a total production capacity of approximately 2 million tons of finished feed per year; a turkey hatchery with a production capacity of approximately 350,000 poults per week and three chicken hatcheries with a total production capacity of approximately 4.0 million chicks per week; and two protein conversion plants with a total production capacity of 5,500 tons of raw product weekly. The diversity, number and geographic proximity of its processing and support facilities provide WLR Foods with operating flexibility and enable it to alter the size and mix of poultry processed among the various facilities as market conditions change. The Company's assets are depreciated on a straight-line basis, based on the following asset lives:

Land Improvements                    10-20 years
Buildings & Improvements       15-20 years
Machinery & Equipment              3-8 years
Transportation Equipment           3-5 years

Item 3.      LEGAL PROCEEDINGS.

As previously reported, in February 1999, the Attorney General of the State of West Virginia filed suit against WLR Foods and its Wampler Foods, Inc. subsidiary in the Circuit Court of Hardy County, West Virginia. The Second Amended Complaint and Motion for Preliminary Injunction alleged that Wampler provided substandard chicks and feed to broiler growers who raise chicks for Wampler, in violation of the West Virginia Consumer Credit and Protection Act; and that Wampler exercised monopoly control over the market for broiler growers' services in several West Virginia counties, in violation of the West Virginia Antitrust Act. Beyond seeking injunction relief, the suit requests treble damages and a $100,000 civil penalty for alleged violations of the West Virginia Antitrust Act, civil penalties of $5,000 for each alleged violation of the West Virginia Consumer Credit and Protection Act, and other unspecified damages.

On February 14, 2000, the Circuit Court dismissed the suit, ruling that the West Virginia Consumer Credit and Protection Act did not apply and that the claimed violations of the West Virginia Antitrust Act lacked essential elements as a matter of law. The West Virginia Attorney General has filed a petition for appeal with the West Virginia Supreme Court, and the Company has filed its brief in opposition to the appeal. A decision as to whether an appeal will be granted is not expected before late October or November.

The lawsuit is not expected to have a material effect on the Company’s financial statements. The Company continues to believe the suit is without merit, and intends to continue defending it vigorously.

On August 7, 2000, five employees of Wampler Foods, Inc. filed a collective action against Wampler Foods in the United States District Court for the Northern District of West Virginia, Elkins Division, under the federal Fair Labor Standards Act of 1938 (FLSA). The complaint alleges that Wampler Foods permitted plaintiffs and others similarly situated to work "off the clock" without credit or compensation. The suit seeks damages of an unspecified amount, including hourly and overtime compensation for unrecorded work time.

The Company believes the FLSA suit is without merit, and intends to defend it vigorously. The suit is not expected to have a material effect on the Company’s financial statements.

There were no other material pending legal proceedings during the fiscal year ended July 1, 2000, other than ordinary routine litigation incidental to the Company’s business.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended July 1, 2000.

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Public trading of shares of WLR Foods' common stock commenced on May 10, 1988. The stock was included in NASDAQ as of September 12, 1988, and was included in NASDAQ/National Market System as of March 7, 1989.

The following table sets forth the range of high and low bid information for the stock, as well as information regarding dividends declared by WLR Foods, for each full quarterly period within the two most recent fiscal years:
2000	High	Low

First Quarter	$8.25	$6.63
Second Quarter	7.13	5.50
Third Quarter	6.22	5.25
Fourth Quarter	5.63	3.63

1999
First Quarter	$9.13	$6.25
Second Quarter	9.13	7.25
Third Quarter	9.63	7.25
Fourth Quarter	8.38	6.50

The Company paid no cash dividends to its shareholders during the last two fiscal years. The Company’s current credit facility restricts the payment of dividends. In view of such restriction, and other relevant factors, it is unlikely that the Company will pay a dividend in the foreseeable future.

As of September 1, 2000, the approximate number of shareholders of record was 3,820.

Item 6.      SELECTED FINANCIAL DATA.
WLR Foods, Inc. and Subsidiaries Financial Highlights

Dollars in thousands, except per share data
	July 1,	July 3,	June 27,	June 28,	June 29,	July 1,
Fiscal year ended:	2000	1999	1998	1997	1996	1995

OPERATIONS
Net sales	$ 832,728	$ 888,086	$ 945,967	$ 994,591	$ 978,258	$ 890,815
Cost of sales	726,253	750,942	876,287	948,060	889,904	776,945
Gross profit	106,475	137,144	69,680	46,531	88,354	113,870

Selling, general and administrative expenses	99,958	98,478	91,745	89,657	91,167	84,877
Operating income (loss)	6,517	38,666	(22,065)	(43,126)	(2,813)	28,993
Interest expense	4,968	10,931	22,539	12,804	8,922	6,386
Other (income) expense, net	(1,280)	(8,214)	(106)	(1,792)	129	(311)
Total other (income) expense, net	3,688	2,717	22,433	11,012	9,051	6,075

Earnings (loss) before income taxes and minority interest	2,829	35,949	(44,498)	(54,138)	(11,864)	22,918
Income tax expense (benefit)	596	13,211	(16,352)	(19,577)	(4,381)	8,614
Minority interest	-	-	66	47	32	55
Net earnings (loss) from continuing operations	2,233	22,738	(28,212)	(34,608)	(7,515)	14,249
Earnings from discontinued operations, net of tax	-	664	2,858	2,425	2,829	1,884
Gain on disposal of discontinued operations, net of tax	-	17,927	-	-	-	-
Total earnings from discontinued operations	-	18,591	2,858	2,425	2,829	1,884
Extraordinary charge on early extinguishment of debt, net of tax	-	(2,559)	-	-	-	-
Net earnings (loss)	2,233	38,770	(25,354)	(32,183)	(4,686)	16,133
Less preferred stock dividends	-	-	-	-	-	-
Net earnings (loss) available to
Common shareholders	$ 2,233	$ 38,770	$ (25,354)	$ (32,183)	$ (4,686)	$ 16,133

PER COMMON SHARE
Basic earnings (loss), continuing operations	$ 0.13	$ 1.35	$ (1.72)	$ (1.99)	$ (0.42)	$ 0.79
Basic earnings, discontinued operations	-	1.11	0.17	0.14	0.16	0.10
Basic loss, extraordinary charge	-	(0.15)	-	-	-	-
Total basic earnings (loss) per common share	0.13	2.31	(1.55)	(1.85)	(0.26)	0.89
Diluted earnings (loss), continuing operations	0.13	1.34	(1.72)	(1.99)	(0.42)	0.79
Diluted earnings, discontinued operations	-	1.10	0.17	0.14	0.16	0.10
Diluted loss, extraordinary charge	-	(0.15)	-	-	-	-
Total diluted earnings (loss) per common share	$ 0.13	$ 2.29	$ (1.55)	$ (1.85)	$ (0.26)	$ 0.89
Cash dividends declared	-	-	-	0.12	0.24	0.22
Book value (based on actual shares outstanding)	8.90	8.70	6.33	7.89	10.00	10.47
Year-end stock price	4.63	8.19	7.00	8.50	14.00	14.38

FINANCIAL POSITION AT END OF YEAR
Working capital (deficit)	$ 92,413	$ 84,016	$ 118,695	$ (31,397)	$ 144,621	$ 120,562
Property, plant and equipment, net	102,070	107,945	153,702	159,426	176,691	174,163
Total assets	283,515	289,097	381,742	416,728	451,121	372,525
Long-term debt, excluding current maturities	51,036	48,845	189,225	5,040	138,510	106,481
Common stock subject to repurchase	-	-	-	4,438	17,750	17,750
Preferred shareholders' equity (1)	-	-	-	-	-	-
Common shareholders' equity	$ 144,004	$ 143,935	$ 103,891	$ 126,558	$ 159,010	$ 163,344

ANALYTICAL & OTHER INFORMATION
Current ratio ( compared to 1)	2.14	1.95	2.40	0.89	2.18	2.67
Total debt/total capitalization (2)	28.4%	27.2%	65.0%	61.2%	55.1%	44.7%
Return on beginning total equity (3)	1.6%	21.9%	NMF	NMF	NMF	10.3%
Capital expenditures	$ 12,225	$ 22,072	$ 22,149	$ 11,245	$ 18,771	$ 17,251
Depreciation expense	17,844	19,653	25,901	28,088	28,243	24,817
Amortization expense	830	2,102	2,420	500	742	598
Interest expense	4,968	10,931	22,635	13,143	9,359	6,666
Cash dividends declared: Common stock	-	-	-	2,078	4,233	4,073
Preferred stock	-	-	-	-	-	-
Market capitalization of common stock at year end	$ 74,878	$ 135,435	$ 114,800	$ 141,075	$ 247,547	$ 248,654

Financial Highlights - Continued

Dollars in thousands, except per share data
	July 2,	July 3,	June 27,	June 29,
Fiscal year ended:	1994	1993	1992	1991

OPERATIONS
Net sales	$ 709,703	$ 603,634	$ 503,877	$ 491,618
Cost of sales	625,180	529,791	449,785	429,430
Gross profit	84,523	73,843	54,092	62,188

Selling, general and administrative expenses	57,373	51,141	44,794	46,733
Operating income (loss)	27,150	22,702	9,298	15,455
Interest expense	4,816	3,660	2,523	619
Other (income) expense, net	(342)	(494)	(142)	(347)
Total other (income) expense, net	4,474	3,166	2,381	272

Earnings (loss) before income taxes and minority interest	22,676	19,536	6,917	15,183
Income tax expense (benefit)	8,446	6,850	2,587	5,741
Minority interest	38	43	25	33
Net earnings (loss) from continuing operations	14,192	12,643	4,305	9,409
Earnings from discontinued operations, net of tax	2,359	1,964	1,591	1,272
Gain on disposal of discontinued operations, net of tax	-	-	-	-
Total earnings from discontinued operations	2,359	1,964	1,591	1,272
Extraordinary charge on early extinguishment of debt, net of tax	-	-	-	-
Net earnings (loss)	16,551	14,607	5,896	10,681
Less preferred stock dividends	-	1,389	982	-
Net earnings (loss) available to common shareholders	$ 16,551	$ 13,218	$ 4,914	$ 10,681

PER COMMON SHARE
Basic earnings (loss), continuing operations	$ 0.85	$ 0.79	$ 0.23	$ 0.59
Basic earnings, discontinued operations	0.14	0.14	0.11	0.08
Basic loss, extraordinary charge	-	-	-	-
Total basic earnings (loss) per common share	0.99	0.93	0.34	0.67
Diluted earnings (loss), continuing operations	0.85	0.78	0.23	0.59
Diluted earnings, discontinued operations	0.14	0.14	0.11	0.08
Diluted loss, extraordinary charge	-	-	-	-
Total diluted earnings (loss) per common share	$ 0.99	$ 0.92	$ 0.34	$ 0.67
Cash dividends declared	0.21	0.21	0.21	0.21
Book value (based on actual shares outstanding)	9.45	8.66	6.44	7.33
Year-end stock price	17.00	11.33	9.67	12.00

FINANCIAL POSITION AT END OF YEAR
Working capital (deficit)	$ 69,989	$ 57,509	$ 40,337	$ 49,532
Property, plant and equipment, net	139,854	140,540	113,017	88,807
Total assets	283,051	265,626	207,736	175,329
Long-term debt, excluding current maturities	46,368	52,253	38,148	18,678
Common stock subject to repurchase	-	-	-	-
Preferred shareholders' equity (1)	-	-	29,507	-
Common shareholders' equity	$ 156,157	$ 142,255	$ 81,881	$ 115,625

ANALYTICAL & OTHER INFORMATION
Current ratio ( compared to 1)	2.02	1.92	1.80	2.42
Total debt/total capitalization (2)	28.4%	33.5%	32.0%	16.1%
Return on beginning total equity (3)	11.6%	13.1%	5.1%	9.9%
Capital expenditures	$ 19,186	$ 31,766	$ 36,107	$ 29,471
Depreciation expense	21,333	18,115	14,041	11,544
Amortization expense	520	445	168	-
Interest expense	4,989	3,816	2,755	928
Cash dividends declared: Common stock	3,513	3,124	2,854	3,314
Preferred stock	-	1,389	982	-
Market capitalization of common stock at year end	$ 280,738	$ 186,168	$ 122,942	$ 189,378

All information reflects the stock dividends issued in May 1997 and August 1997, and the three-for-two stock split in the form of a 50% stock dividend declared on February 28, 1995.

(1) In March 1993, the Company repurchased all the preferred stock issued in January 1992.
(2) Common stock subject to repurchase classified as debt.
(3) For 1999, return on beginning total equity is based on net earnings from continuing operations.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

WLR Foods, Inc. (WLR Foods or the Company) is a fully integrated processor of chicken and turkey products, controlling all aspects of production from the hatching of eggs and live bird grow-out, through processing, sales and distribution. Consistent with other poultry processors, the Company is subject to fluctuations in commodity prices for chicken and turkey products, as well as for corn and soybean meal, the primary grain ingredients in the feed for its birds.

Chicken pricing during fiscal 2000 was among the lowest on record, with pricing for the year ended July 1, 2000 down 11.7%, or approximately $51 million, from the levels seen in the prior fiscal year. The industry suffered throughout the year from excess supplies driven by increased production within the industry that began in the latter part of fiscal 1999. Fiscal 1999 chicken segment pricing was 1.6% below fiscal 1998.

Turkey pricing during fiscal 2000 continued to increase modestly over the prior fiscal year levels, with pricing increasing 1.6%, or approximately $7 million, when compared to fiscal 1999. Fiscal 1999 pricing increased 2.0% when compared to fiscal 1998, when prices were very unfavorable by historical standards.

Grain prices continued to be favorable in fiscal 2000, with declines in corn costs more than offsetting increases in the cost of soybean meal, resulting in a net savings to the Company of approximately $2 million when compared to the prior fiscal year. In fiscal 1999, corn and soybean meal costs declined considerably from fiscal 1998, saving the company approximately $50 million in feed costs. The fiscal 1998 grain pricing was the last of three continuous years of very high grain costs.

Pending Transaction
On September 27, 2000, the Company entered into an Agreement and Plan of Merger with Pilgrim's Pride Corporation ("Pilgrim's") whereby the Company will become a wholly-owned subsidiary of Pilgrim's and the Company's shareholders will receive $14.25 cash for each share of Company common stock owned by them at the effective time of the merger. The Company's Board of Directors has unanimously approved the agreement. The agreement is subject to regulatory and shareholder approvals and other customary closing conditions. The merger is expected to be completed as soon as practicable thereafter.

RESULTS OF OPERATIONS

The Company’s results are reported on a consolidated basis. Portions of the following discussions of operating results pertain to the chicken and turkey segments, which account for over 98% of the Company’s revenues. Any revenues and expenses not included in the chicken and turkey segments are reported in the Company’s other segment for purposes of segment reporting.

Fiscal 2000 Compared to Fiscal 1999
Net sales from continuing operations were $832.7 million, a decrease of $55.4 million, or 6.2% from fiscal 1999. The decrease is from lower chicken and turkey segment sales of $49.5 million and $6.0 million, respectively, offset slightly by an increase in other segment sales of $0.1 million.

The chicken segment net sales decline of $49.5 million, or 10.9%, to $403.1 million for fiscal 2000 is primarily due to decreased poultry product sales of $50.6 million, partially offset by an increase in other sales, primarily outside feed sales, of approximately $1.1 million. The $50.6 million decrease, or 11.6%, in poultry product sales, primarily chicken, was the result of price decreases of 11.7%, offset partially by increases in volume of 0.1%.

The turkey segment net sales decline of $6.0 million, or 1.4%, to $421.6 million in fiscal 2000 is the result of lower poultry product sales of $4.4 million, combined with a decrease in other sales of $1.6 million. The $4.4 million decrease, or 1.0%, in poultry product sales, primarily turkey, was the result of lower volumes of 2.6%, offset partially by increased pricing of 1.6%. The $1.6 million decline in other sales is primarily the result of the discontinuation of the Company’s Pennsylvania distribution business, a non-core poultry business, in the prior fiscal year.

Cost of sales on continuing operations was $726.3 million, a decrease of $24.7 million, or 3.3% from fiscal 1999. Cost of sales in the chicken segment decreased 1.4%, or $5.3 million, to $377.8 million in fiscal 2000. This decrease is primarily due to improvements in processing costs at the Marshville facility, which was converted from turkey processing to chicken processing during fiscal 1999. In the turkey segment, cost of sales decreased 5.4%, or $19.5 million, to $344.4 million in fiscal 2000. This decrease is primarily the result of improved operating costs at the Franconia further processing facility of approximately $5 million and improved grain costs of approximately $2 million, coupled with decreased volumes in poultry product sales of approximately 2.6% from the prior year. Partially offsetting the decreases in chicken and turkey segment cost of sales is a $0.1 million increase in other segment cost of sales.

Gross profits on continuing operations were $106.5 million, a decrease of $30.7 million, or 22.4% from fiscal 1999. The net effect of product pricing was a decline of approximately $44.2 million for the year, with lower chicken pricing of $51.0 million partially offset by improved turkey prices of $6.8 million. Lower grain costs for corn and soybean meal contributed approximately $2.3 million of improvements. Other improvements of approximately $11.2 million in gross profits were primarily the result of lower plant costs at the Franconia and Marshville facilities.

Selling, general and administrative expenses on continuing operations for fiscal 2000 were $100.0 million, an increase of $1.5 million, or 1.5%, when compared to the prior year. The increase is primarily the result of increased promotional spending of $7.6 million, partially offset by lower delivery expenses of approximately $2.0 million, lower bonus incentives of approximately $2.0 million, and one-time charges in the prior fiscal year of approximately $2.1 million, primarily for the write-down of assets at the Company’s Monroe facility that was sold during the year.

Interest expense from continuing operations was $5.0 million for fiscal 2000, a decrease of $6.0 million, or 54.6%, when compared to fiscal 1999. The decrease is the result of substantially lower debt levels and lower interest rates.

In the prior year, other income included the gain on the sale of the Goldsboro, North Carolina complex. The Goldsboro complex, consisting of a chicken processing plant, feed mill and hatchery, was sold on August 14, 1998, for approximately $38 million in net proceeds, which were used to reduce long- term debt. The pre-tax gain on the sale was approximately $8 million.

The effective tax rates for continuing operations for fiscal 2000 and fiscal 1999 were 21.1% and 36.7%, respectively. The decrease is the result of changes in job tax credits, prior year adjustments, and a lower federal statutory rate.

Net earnings from continuing operations were $2.2 million (or $0.13 per diluted share) for fiscal 2000, a decrease of $20.5 million as compared to the net earnings from continuing operations of $22.7 million (or $1.34 per diluted share) for fiscal 1999. Chicken net earnings were $33.3 million lower than fiscal 1999, offset partially by an increase in turkey net earnings of $12.4 million. The remaining $0.4 million increase in net earnings was in the Company’s other segment.

Fiscal 1999 Compared to Fiscal 1998
Net sales from continuing operations were $888.1 million, a decrease of $57.9 million, or 6.1% from fiscal 1998. The decrease is from lower turkey segment and other segment sales of $118.6 million and $3.3 million, respectively, partially offset by an increase in chicken segment sales of $64.0 million.

The turkey segment net sales decline of $118.6 million, or 21.7%, to $427.6 million in sales for fiscal 1999 is the result of the discontinuation of the distribution business, which reduced sales approximately $40 million, a decrease in outside feed sales of approximately $24 million at the Marshville plant, which was converted to chicken processing, with the balance primarily from reduced volumes in turkey production. Poultry products, primarily turkey, are the largest component of turkey segment revenues. Poultry product sales in the turkey segment decreased 10.9%, or $51.5 million, to $422.4 million in fiscal 1999. The 10.9% decrease is a result of decreased volumes of 12.9%, primarily the result of planned cutbacks at the Marshville facility, offset by increased prices of 2.0%.

In the chicken segment, the increase in net sales of $64.0 million, or 16.5%, to $452.5 million in fiscal 1999 is due to increased poultry product sales of approximately $54 million and increased outside feed sales of approximately $11 million. The $54 million increase, or 14.0%, in net sales of poultry products, primarily chicken, resulted in fiscal 1999 poultry product sales of $437.6 million. The 14.0% increase was the result of a volume increase of 15.6%, offset by a 1.6% decrease in pricing.

Cost of sales on continuing operations was $750.9 million, a decrease of $125.4 million, or 14.3% from fiscal 1998. Cost of sales in the turkey segment decreased 30.8%, or $161.7 million, to $363.9 million in fiscal 1999. This decrease is primarily the result of planned decreases in production and sales volumes in turkey products, coupled with the closing of the distribution business. Lower costs of corn and soybean meal also lowered costs by approximately $20 million, as the average delivered cost of corn and soybean meal declined approximately 16% and 34%, respectively, over fiscal 1998. In the chicken segment, cost of sales increased 12.3%, or $41.9 million, to $383.1 million in fiscal 1999. This increase is primarily attributable to increased poultry pounds sold and additional outside feed sales, partially offset by lower costs of corn and soybean meal, which reduced cost of sales in the chicken segment approximately $30 million.

Gross profits on continuing operations were $137.1 million, an increase of $67.5 million, or 96.8% from fiscal 1998. Lower grain costs for corn and soybean meal contributed approximately $50 million of the improvement. Improved live performance in both turkey and chicken improved gross profits by over $10 million during the year. The net effect of product pricing was an improvement of $3.5 million for the year, with higher turkey pricing of $9.6 million more than offsetting lower chicken prices of $6.1 million.

Selling, general and administrative expenses on continuing operations for fiscal 1999 were $98.5 million, an increase of $6.7 million, or 7.3%. The increase includes two one-time charges: a non-cash charge of $1.5 million during the first quarter for assets, primarily at the Monroe facility, that could not be utilized in the Company’s turkey operations, and $0.6 million for one time deferred compensation accruals. Additionally, employee incentives based upon profitability resulted in an additional $2.0 million in expense during the year. There were no employee incentives in fiscal 1998.

Interest expense from continuing operations was $10.9 million for fiscal 1999, a decrease of $11.6 million when compared to fiscal 1998. The decrease is the result of substantially lower debt levels and lower interest rates resulting from a new credit facility in November 1998.

The gain on the sale of the Goldsboro complex resulted from the Company’s sale, on August 14, 1998, of its Goldsboro, North Carolina chicken processing plant, feed mill and hatchery for approximately $38 million in net proceeds, which were used to reduce long term debt. The pre-tax gain on the sale was approximately $8 million.

The effective tax rate for continuing operations was 36.7% for both fiscal 1999 and 1998.

Net earnings on continuing operations were $22.7 million (or $1.34 per diluted share) for fiscal 1999, an increase of $50.9 million as compared to the net loss of $28.2 million (or $1.72 per diluted share) for fiscal 1998. Turkey and chicken segment net income improved $33.1 million and $16.1 million, respectively.

On July 31, 1998 the Company sold its Cassco Ice and Cold Storage, Inc. subsidiary for approximately $55 million in net proceeds. The net proceeds from the sale were used to reduce long-term debt. The after-tax Cassco income from discontinued operations was $0.7 million in fiscal 1999 compared to $2.9 million for fiscal 1998. During the first quarter of fiscal 1999, the Company recorded a $15.5 million after-tax gain on the sale. Additional consideration was received in the third and fourth quarters of fiscal 1999; the final after-tax gain for the Cassco sale was $17.9 million.

During fiscal 1999, the Company recorded extraordinary after-tax charges of $2.6 million for the early extinguishment of debt, with $1.6 million of the charge in the first quarter and $1.0 million in the second quarter of the year. In the first quarter, the permanent reduction in long-term debt resulting from the sale of the Cassco subsidiary and the Goldsboro complex resulted in an extraordinary after-tax charge of $1.6 million to write-off capitalized debt costs. In conjunction with the November 20, 1998 debt refinancing during the second quarter, the Company recorded an extraordinary after-tax charge of $1.0 million to write off the remaining capitalized debt costs pertaining to the refinanced credit facility.

Net earnings for fiscal 1999 were $38.8 million, or $2.29 per diluted share, and included: after-tax income of $0.7 million, or $0.04 per diluted share from the Company’s Cassco Ice & Cold Storage subsidiary; an after-tax gain of $17.9 million or $1.06 per diluted share on the sale of Cassco; and an after-tax, non-cash write-off totaling $2.6 million, or $0.15 per diluted share, on early extinguishment of debt. The net loss for fiscal 1998 was $25.4 million, or $1.55 per diluted share, and included after-tax income of $2.9 million, or $0.17 per diluted share from the Cassco subsidiary.

Financial Condition and Liquidity
The Company’s capital resources historically have included funds from operations, the public offering of common stock, bank lines of credit and other borrowings. The primary uses of cash have been to provide funds for operations, make expenditures for capital improvements, equipment and facilities, repay indebtedness, repurchase shares of common stock, and make acquisitions.

On July 1, 2000, the Company had net working capital of $92.4 million, compared to net working capital of $84.0 million on July 3, 1999. Accounts receivable and total inventory, on July 1, 2000, were $0.5 million and $4.3 million higher, respectively, when compared to the end of fiscal year 1999. Live inventories increased $3.0 million and feed inventories increased $2.4 million, both primarily attributable to increased feed costs at the end of the fiscal year. Processed and supply inventories decreased $0.9 million and $0.2 million, respectively.

Operating activities generated cash of $6.3 million in fiscal 2000, $71.1 million in fiscal 1999, and $30.1 million in fiscal 1998. The decrease in cash generated in fiscal 2000 as compared to fiscal 1999 is primarily due to decreased earnings, coupled with increased inventory levels, lower deferred income taxes, increased accounts receivables, and decreased accrued expenses. The increase in cash generated in fiscal 1999 as compared to fiscal 1998 resulted primarily from increased earnings.

Capital expenditures were $12.2 million in fiscal 2000. The Company also leased equipment totaling $2.7 million using operating leases. Capital expenditures in fiscal 1999 totaled $22.1 million and operating lease payments totaled $2.3 million. Capital expenditures in fiscal years 2000 and 1999 were generally for normal replacements and upgrades of existing assets, except for $9.7 million in fiscal 1999 in expenditures to convert the Marshville turkey complex to chicken processing. The Company expects capital expenditures in fiscal 2001 to range from $12 to $15 million to cover normal replacement and upgrades of existing facilities.

Total debt to total capital at July 1, 2000 was 28.4%, a slight increase from 27.2% at July 3, 1999. Debt levels increased during fiscal 2000, from $53.9 million at fiscal 1999 year-end to $57.1 million on July 1, 2000. The increase of $3.2 million is the result of $12.2 million in capital expenditures, $2.7 million for repurchase of company stock, offset partially by $0.9 million of proceeds from the sale of property, plant and equipment and $3.7 million collected on notes receivable, with the remaining $7.1 million primarily the result of cash flow from continuing operations.

Accounting Matters
The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative instruments and Hedging Activities" in June 1998. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company anticipates that the adoption of this statement, which will occur in fiscal 2001, will result primarily in quarterly fluctuations to accumulated other comprehensive income, which is a component of shareholder’s equity, but will not have a significant impact on the Company’s consolidated statements of operations. The Company anticipates that the implementation of this statement on July 2, 2000 will result in a charge of approximately $3.3 million to accumulated other comprehensive income, representing the deferred losses on grain options and futures contracts at July 1, 2000.

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

Interest Rate Sensitivity
The Company may hedge exposures to changes in interest rates on certain of its financial instruments by entering into interest rate cap agreements to effectively limit the Company's exposure to increases in interest rates. As of July 1, 2000, there were no outstanding interest rate cap agreements.

The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
Liabilities:							Fair
Dollars in thousands	2001	2002	2003	2004	2005	Total	Value

Liabilities:
Long-term debt, including Current Portion
Fixed Rate	$ 202	$ 214	$ 89	$ 95	$ 50	$ 650	$ 650
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable Rate	$ 5,850	$ 50,588	$ 0	$ 0	$ 0	$ 56,438	$ 56,438
Average interest rate	8.07%	8.09%	0	0	0	8.09%

Commodity Price Sensitivity
The Company is a purchaser of certain commodities, primarily corn and soybean meal. The Company uses commodity futures contracts, grain options and forward purchasing for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The contracts that effectively meet risk reduction and correlation criteria are recorded using hedge accounting. Gains and losses on hedge transactions are recorded as a component of the underlying inventory purchase and are expensed during the time period for which the hedge was intended.

The following table provides information about the Company's corn, soybean meal, other feed ingredient inventory option contracts and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at July 1, 2000. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs in December 2000. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts. There were no outstanding soybean meal positions on July 1, 2000.  For option contracts, the table presents the notional and fair value in dollars. There were no outstanding option contracts on July 3, 1999.
On Balance Sheet Commodity Position
and Related Derivatives	2000		1999
	Carrying	Fair	Carrying	Fair
Dollars in thousands	Amount	Value	Amount	Value

Corn, Soybean Meal and Other Feed
Ingredient Inventory	$ 13,249	$ 13,249	$ 11,050	$ 11,050

	Contractual	Fair	Contractual	Fair
Related Derivatives	Amount	Value	Amount	Value

Corn Futures Contracts
Contract Volumes (100,000 bushels)	3		100
Weighted Average Price (per bushel)	$ 2.08	$ 2.53	$ 2.31	$ 2.06
Contract Amount (dollars in thousands)	550	671	23,194	20,679

Corn Option Contracts
Contract Amount (dollars in thousands)	$ 1,095	$(2,340)	-	-

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements and Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries Consolidated Statements of Operations
Dollars in thousands, except per share data
Fiscal years ended July 1, 2000, July 3, 1999, and June 27, 1998	2000	1999	1998

Net sales	$ 832,728	$ 888,086	$ 945,967
Cost of sales	726,253	750,942	876,287
Gross profit	106,475	137,144	69,680
Selling, general and administrative expenses	99,958	98,478	91,745
Operating income (loss)	6,517	38,666	(22,065)
Other (income) expense:
Interest expense (Note 4)	4,968	10,931	22,539
Gain on sale of Goldsboro complex (Note 13)	-	(7,699)	-
Other income, net	(1,280)	(515)	(106)
Other expense, net	3,688	2,717	22,433
Earnings (loss) before income taxes and minority interest	2,829	35,949	(44,498)
Income tax expense (benefit) (Note 6)	596	13,211	(16,352)
Minority interest in net earnings of consolidated subsidiary	-	-	66

Net earnings (loss) from continuing operations	$ 2,233	$ 22,738	$ (28,212)
Earnings from discontinued operations, net of tax (Note 12)	-	664	2,858
Gain on disposal of discontinued operations, net of tax (Note 12)	-	17,927	-
Total earnings from discontinued operations	-	18,591	2,858

Extraordinary charge on early extinguishment of debt, net of tax (Note 4)	-	(2,559)	-
Net earnings (loss)	$ 2,233	$ 38,770	$ (25,354)

Basic net earnings (loss) per common share, continuing operations	$ 0.13	$ 1.35	$ (1.72)
Basic earnings per common share, discontinued operations	-	1.11	0.17
Basic loss per common share, extinguishment of debt	-	(0.15)	-
Total basic earnings (loss) per common share	$ 0.13	$ 2.31	$ (1.55)

Diluted net earnings (loss) per common share, continuing operations	$ 0.13	$ 1.34	$ (1.72)
Diluted earnings per common share, discontinued operations	-	1.10	0.17
Diluted loss per common share, extinguishment of debt	-	(0.15)	-
Total diluted earnings (loss) per common share	$ 0.13	$ 2.29	$ (1.55)

See accompanying Notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries Consolidated Balance Sheets
Dollars in thousands
July 1, 2000 and July 3, 1999	2000	1999

Assets
Current Assets
Cash and cash equivalents	$ 85	$ 210
Accounts receivable, less allowance for doubtful accounts
of $1,628 and $1,909	59,541	59,026
Inventories (Note 2)	110,980	106,679
Income taxes receivable	323	355
Prepaid expenses	2,670	2,574
Other current assets	39	3,853
Total current assets	173,638	172,697
Property, plant and equipment, net (Note 3)	102,070	107,945
Deferred income taxes (Note 6)	2,910	3,009
Other assets	4,897	5,446
Total Assets	$ 283,515	$ 289,097

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt (Note 4)	$ 6,052	$ 5,046
Excess checks over bank balances	14,014	13,912
Trade accounts payable	24,627	26,500
Accrued payroll and related benefits	15,148	24,729
Other accrued expenses	12,659	8,677
Deferred income taxes (Note 6)	8,725	9,817
Total current liabilities	81,225	88,681
Long-term debt, excluding current maturities (Note 4)	51,036	48,845
Other liabilities	7,250	7,636
Commitments and other matters (Notes 9, 14 and 17)
Shareholders' Equity (Notes 7 and 8)
Common stock, no par value (authorized 100,000,000 shares, issued and outstanding 16,172,410 and 16,541,691 shares)	66,961	69,125
Additional paid-in capital	2,974	2,974
Retained earnings	74,069	71,836
Total shareholders' equity	144,004	143,935
Total Liabilities and Shareholders' Equity	$ 283,515	$ 289,097

See accompanying Notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity
			Additional
Dollars in thousands	Common Stock		Paid-In	Retained
Fiscal years ended July 1, 2000, July 3, 1999, and June 27, 1998	Shares	Amount	Capital	Earnings	Total

Balance at June 28, 1997	16,597	$ 64,206	$ 2,974	$ 59,378	$ 126,558
Net loss	-	-	-	(25,354)	(25,354)
Stock dividend	102	958	-	(958)	-
Common stock issued	147	2,710	-	-	2,710
Common stock repurchased	(446)	(23)	-	-	(23)
Balance at June 27, 1998	16,400	67,851	2,974	33,066	103,891
Net earnings	-	-	-	38,770	38,770
Common stock repurchased	(17)	(152)	-	-	(152)
Common stock issued	159	1,426	-	-	1,426
Balance at July 3, 1999	16,542	69,125	2,974	71,836	143,935
Net earnings	-	-	-	2,233	2,233
Common stock repurchased	(470)	(2,719)	-	-	(2,719)
Common stock issued	100	555	-	-	555
Balance at July 1, 2000	16,172	$ 66,961	$ 2,974	$ 74,069	$ 144,004

See accompanying Notes to Consolidated Financial Statements

WLR Foods, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Dollars in thousands
Fiscal years ended July 1, 2000, July 3, 1999, and June 27, 1998	2000	1999	1998

Cash Flows from Operating Activities:
Net earnings (loss)	$ 2,233	$ 38,770	$ (25,354)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt, net of tax	-	2,559	-
Depreciation and amortization	18,674	21,755	28,321
(Gain) loss on sales of property, plant and equipment	(631)	1,159	916
Gain on sale of Goldsboro complex	-	(7,699)	-
Gain on sale of discontinued operation	-	(28,187)	-
Deferred income taxes	(993)	14,419	(14,974)
Other, net	-	107	(592)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(515)	8,355	5
(Increase) decrease in inventories	(4,301)	12,234	37,520
(Increase) decrease in prepaid expenses	(96)	(704)	341
Decrease in other current assets	96	106	3,655
(Increase) decrease in long-term assets	(281)	(170)	815
Decrease in accounts payable	(1,873)	(655)	(6,263)
Increase (decrease) in accrued expenses and other	(5,985)	9,042	5,675
Net cash provided by operating activities	6,328	71,091	30,065

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(12,225)	(22,072)	(22,149)
Acquisition of businesses	-	-	(650)
Proceeds from notes receivable	3,750	-	-
Proceeds from sale of Goldsboro complex	-	37,582	-
Proceeds from sale of discontinued operation	-	55,068	-
Proceeds from sales of property, plant and equipment	887	1,245	1,706
Net cash provided by (used in) investing activities	(7,588)	71,823	(21,093)

Cash Flows from Financing Activities:
Proceeds from issuance of revolver and long-term debt	730,430	634,724	41,485
Payments on revolver and long-term debt	(727,233)	(780,482)	(35,234)
Financing costs paid	-	(1,969)	(5,401)
Notes payable to banks	-	-	(4,031)
Issuance of common stock	555	701	892
Repurchase of common stock	(2,719)	-	(4,438)
Increase (decrease) in excess checks over bank balances	102	3,987	(2,193)
Net cash provided by (used in) financing activities	1,135	(143,039)	(8,920)

Increase (decrease) in cash and cash equivalents	(125)	(125)	52
Cash and cash equivalents at beginning of fiscal year	210	335	283
Cash and cash equivalents at end of fiscal year	$ 85	$ 210	$ 335

Supplemental cash flow information:
Cash paid (received) for:
Interest	$ 4,403	$ 13,366	$ 15,365
Income taxes	2,404	6,204	(3,139)

Non-cash financing activities:

In fiscal 1999:
The Company recorded 142,384 stock warrants at a value of $904,136 which related to the February 1998 debt refinancing.

The Company had 28,180 stock warrants expire at a value of $178,943 when a portion of the February 1998 debt was repaid in the first quarter.

The Company incurred an extraordinary charge on early extinguishment of debt in the amount of $4.1 million.

The Company recorded a note receivable in the amount of $3,750,000 for the sale of its Monroe division, due in fiscal year 2000.

In fiscal 1998:
The Company issued 102,296 shares as a stock dividend in the first quarter.

The Company issued 889,898 stock warrants in the third quarter relating to the debt refinancing; of these 266,969 were immediately exercisable and were recorded at a value of $1,695,256.

See accompanying Notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.      Summary of Significant Accounting Policies and Other Information

Organization
WLR Foods, Inc. and subsidiaries (WLR Foods or the Company) are primarily engaged in fully integrated turkey and chicken production, processing, further processing and marketing. The Company’s operations are predominantly located in the mid-Atlantic region of the United States. WLR Foods sells products through a variety of selected national and international retail, foodservice and institutional markets.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to June 30. Fiscal years 2000, 1999 and 1998 ended on July 1, July 3, and June 27, respectively, and included 52 weeks in fiscal year 2000, 53 weeks in fiscal year 1999 and 52 weeks in fiscal year 1998.

Principles of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts of WLR Foods and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
Inventories of feed, grain, eggs, packaging supplies, processed poultry and meat products are stated at the lower of cost or market as determined by the first-in, first-out valuation method. Live poultry and breeder flocks consist of poultry raised for slaughter and breeders. Poultry raised for slaughter are stated at the lower of average cost or market. Breeders are stated at average cost less accumulated amortization. The cost of breeders is accumulated during their development stage and then amortized into the cost of the eggs produced over the egg production cycle of the breeders. The Company has four methods of purchasing grain: cash purchasing, forward purchasing, grain options, and hedging with futures contracts. Each purchasing method creates varying degrees of risk for WLR Foods. The Company uses futures contracts, grain options and forward purchases to hedge the risk of fluctuating grain prices. The gains or losses from hedging transactions become part of the cost of the related inventory items and are expensed during the time period for which the hedge was intended.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the respective assets. In general, the estimated useful lives for computing depreciation are: 15 to 20 years for buildings and improvements; 3 to 8 years for machinery and equipment; and 3 to 5 years for transportation equipment. The costs of maintenance and repairs are charged to operations, while costs associated with renewals, improvements and major replacements are capitalized.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising and Promotion Expenses
Advertising and promotion expenses are charged to operations in the period incurred.

Financial Instruments
The estimated fair value of financial instruments has been determined by the Company using available market information. Except for financial instruments used for hedging and debt instruments (Notes 2 and 4), the carrying amounts of all other financial instruments approximate their fair values due to their short maturities.

Stock-Based Compensation
As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock option plans using the intrinsic value method of accounting and provides the pro-forma disclosures of SFAS No. 123.

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards
In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. The Company adopted SFAS 133 on July 2, 2000. The Company anticipates that the adoption of this statement, which will occur in fiscal 2001, will result primarily in quarterly fluctuations to accumulated other comprehensive income, which is a component of shareholder’s equity, but will not have a significant impact on the Company’s consolidated statements of operations. The Company anticipates that the implementation of this statement on July 2, 2000 will result in a charge of approximately $3.3 million to accumulated other comprehensive income, representing the deferred losses on grain options and futures contracts on July 1, 2000.

2.      Inventories
A summary of inventories at July 1, 2000 and July 3, 1999 follows:

Dollars in thousands	2000	1999

Live poultry and breeder flocks	$ 51,283	$ 48,275
Processed poultry and meat products	30,655	31,510
Packaging supplies, parts and other	12,654	12,859
Feed, grain and eggs	16,388	14,035
Total inventories	$ 110,980	$ 106,679

The cost of grain, the principal feed ingredient for live birds, is subject to price changes caused by weather, size of harvest, changes in demand, transportation and storage costs. To reduce the risks of price fluctuations, the Company has entered into grain option and futures contracts. As of July 1, 2000, the Company had $3.4 million of deferred losses on option contracts. There were no deferred amounts relating to options for fiscal year 1999. The notional amount of grain futures contracts at July 1, 2000 and July 3, 1999 was $0.5 million and $23.2 million, respectively. The fair value of grain futures contracts used in hedging at July 1, 2000 and July 3, 1999 was $0.6 million and $20.6 million, respectively. The Company had $0.1 million of deferred gains on futures contracts at July 1, 2000 and $2.6 million of deferred losses on futures contracts at July 3, 1999. The notional amount and fair value of open grain options at July 1, 2000 was $1.1 million and ($2.3) million, respectively. There were no open grain option contracts at July 3, 1999.

3.      Property, Plant and Equipment

WLR Foods' investment in property, plant and equipment at July 1, 2000 and July 3, 1999 was as follows:
Dollars in thousands	2000	1999

Land and improvements	$ 18,520	$ 18,198
Buildings and improvements	98,531	97,670
Machinery and equipment	162,993	156,281
Transportation equipment	18,518	22,020
Construction in progress	3,846	2,382
	302,408	296,551

Less accumulated depreciation	200,338	188,606
Property, plant and equipment, net	$ 102,070	$ 107,945

4.      Long-Term Debt and Bank Revolving Credits

Long-term debt and other credit facilities at July 1, 2000 and July 3, 1999 consisted of the following obligations:

Dollars in thousands	2000	1999

Variable Rate Note:
Secured Bank Term Note due 2001	$ 40,435	$ 49,000
Revolving Credit Note:
Secured Bank Revolving Credit Note due 2001	15,811	3,753
Other Notes:
Notes with various terms and rates	842	1,138
Total long-term debt	57,088	53,891

Less current maturities of long-term debt	6,052	5,046
Long-term debt, excluding current maturities	$ 51,036	$ 48,845

The Company refinanced certain term notes and revolving credit notes due in 2000 as of November 20, 1998. The new facility is a three-year financing agreement that provides a total borrowing capacity of $150 million. The agreement includes a $50 million term loan and $100 million revolving credit facility. Both facilities have a maturity date of November 20, 2001 and are secured by virtually all of the Company’s assets. The carrying value of all debt approximates fair value at July 1, 2000, based on quoted market prices for similar issues.

At July 1, 2000, borrowings on the term loan, which had $40.4 million outstanding, were based on LIBOR of 6.68% plus the applicable margin of 140 basis points for a total rate of 8.08%. Revolving credit borrowings totaled $15.8 million as of July 1, 2000, with $15.0 million tied to LIBOR of 6.66% plus the 140 basis point applicable margin for a total rate of 8.06%. The remaining $0.8 million in revolving credit borrowings was based on the prime rate of 9.5%. At the end of each quarter, the applicable margin is adjusted based upon certain Company performance metrics.

Principal payments of $1.25 to $1.5 million are required at the end of each fiscal quarter, and began with the fourth quarter of fiscal 1999 for the term loan portion of the credit facility. Additionally, principal payments are required from the proceeds of asset sales in excess of $1.0 million annually and for substantial new issuances of common stock.

During the first quarter of fiscal year 1999, the Company recorded an extraordinary charge of $2.6 million ($1.6 million after tax) for the early extinguishment of debt resulting from the permanent reduction of its prior credit facility due to the sale of its Cassco Ice & Cold Storage, Inc. subsidiary and its Goldsboro, North Carolina chicken complex. The Company also recorded an extraordinary non-cash charge to write off the remaining unamortized debt issue costs of the prior credit facility during the second quarter of fiscal 1999 of $1.5 million ($1.0 million after tax). This charge is also shown as an extraordinary item for the early extinguishment of debt. Total charges for the early extinguishment of debt during fiscal 1999 were $4.1 million ($2.6 million after tax).

The Company incurred approximately $2.0 million in costs to establish the new credit facility. These costs have been capitalized, included in other assets, and are being amortized to interest expense over the life of the new facility.

In relation to the debt refinancing in fiscal year 1998, warrants totaling 320,363 are outstanding and exercisable with an exercise price of $0.01.

In connection with the refinancing, an interest rate swap and an interest rate cap that were required under the prior credit facility were assigned from First Union National Bank to the Bank of Montreal. Accordingly, the swap was marked to market as of November 20, 1998, with a non-cash charge of $0.6 million recorded as interest expense. As of July 1, 2000, the interest rate swap and the interest rate cap were no longer outstanding.

The Company’s credit agreement with its lenders contains restrictive covenants. As of July 1, 2000, the Company was in compliance with all covenants.

Required annual principal repayments of long-term debt with original maturities of greater than one year are as follows:

Dollars in thousands
Fiscal 2001     $ 6,052
Fiscal 2002      50,802
Fiscal 2003             89
Fiscal 2004             95
Fiscal 2005             50
Total            $57,088

5.      Employee Benefits

The Company maintains a Profit Sharing and Salary Savings Plan that is available to substantially all employees who meet certain age and service requirements. In fiscal year 1998, most participants could contribute up to 15% of their salary. Under the Company's restated plan, most participants could contribute up to 20% of their salary for fiscal years 1999 and 2000. For each employee dollar contributed (limited to the first 4% of an employee's compensation), the Company contributes a matching amount of 50 cents. The Company can also make additional contributions at its discretion. WLR Foods' total contributions under this plan were approximately $1.4 million, $2.4 million and $1.6 million, for fiscal 2000, 1999 and 1998, respectively.

6.      Income Taxes

The provision for income taxes for continuing operations was as follows for fiscal years 2000, 1999 and 1998:
Dollars in thousands	2000	1999	1998

Current:
Federal	$ 1,373	$ 3,908	$ -
State	216	2,178	166
	1,589	6,086	166
Deferred:
Federal	(866)	6,664	(14,625)
State	(127)	461	(1,893)
	(993)	7,125	(16,518)

Total tax expense (benefit)	$ 596	$ 13,211	$ (16,352)

The provision for income taxes for continuing operations differs from the amounts resulting from applying the federal statutory tax rates (34% for fiscal 2000, and 35% for fiscal 1999 and 1998) to earnings (loss) before income taxes and minority interest as follows for fiscal years 2000, 1999 and 1998:

Dollars in thousands	2000	1999	1998
Taxes computed using federal
statutory tax rates	$ 962	$ 12,582	$ (15,574)
State income taxes,
net of federal tax effect	59	1,715	(1,123)
Work opportunity tax credit	(218)	(293)	(97)
Foreign sales corporation	(153)	(344)	(221)
Other, net	(54)	(449)	663
Total tax expense (benefit)	$ 596	$ 13,211	$ (16,352)
Effective tax rate	21.1%	36.7%	36.7%

Income tax expense (benefit) is included in the financial statements as follows for fiscal years 2000, 1999 and 1998:

Dollars in thousands	2000	1999	1998
Continuing operations	$ 596	$ 13,211	$ (16,352)
Discontinued operations	-	10,667	1,671
Extraordinary charge	-	(1,569)	-
	$ 596	$ 22,309	$ (14,681)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at July 1, 2000 and July 3, 1999 are listed below:

Dollars in thousands	2000	1999

Deferred tax liabilities:
Inventories, principally due to the
Accounting for live inventories
on the farm price method for
tax purposes	$ (13,357)	$ (13,577)
Plant and equipment, principally
due to differences in depreciation
and capitalized interest	(1,963)	(2,854)
Employee benefit deduction	(497)	(1,326)
Gross deferred tax liabilities	(15,817)	(17,757)
Deferred tax assets:
Net operating loss carryforwards	$ 1,217	$ 1,230
Insurance accruals, principally due to
Timing of payments versus the
Recording of expenses	2,768	3,085
Deferred compensation, principally due
to accrual for financial reporting purposes	1,362	1,356
Tax credits	2,269	2,544
Financing costs, principally due to
Accrual for financial purposes	642	642
Compensated absences, principally due
to accrual for financial reporting purposes	1,000	972
Accounts receivable, principally due to
Allowance for doubtful accounts	635	745
Other	109	375
Gross deferred tax assets	10,002	10,949
Net deferred tax (liability) asset	$ (5,815)	$ (6,808)

In assessing the recoverability of deferred tax assets, management considers whether it is reasonably probable that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income, during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the future expectation of taxable income and reversal of deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as reflected at July 1, 2000 and July 3, 1999.

7.      Shareholders’ Equity

In February 1994, the Board of Directors approved the adoption of the Shareholder Protection Rights Plan (the Plan) wherein one right attaches to and trades with each share of common stock. Each right entitles the registered holder to purchase from the Company, at an exercise price of $45.33, the number of shares of common stock or participating preferred stock having a market value of twice the exercise price. Such participating preferred stock is designed to have economic and voting terms similar to those of one share of common stock. Rights will separate from the common stock and become exercisable following the earlier of 1) the date a person or group acquires 15% or more of the outstanding stock, or 2) the 10th business day (or such later date the Board may decide) after any person commences a tender offer that would result in such person or group holding a total of 15% or more of the common stock. Additionally, in either case, rights owned by the acquiring person or group would automatically become void.

If a person acquires between 15% and 50% of the outstanding common stock, the Board may, in lieu of allowing rights to be exercised, require each outstanding right to be exchanged for one share of common stock or participating preferred stock. A provision in the Plan allows for rights holders to acquire stock of the acquiring person or group, in the event a change in control of the Company has occurred.

The rights are redeemable by the Company at $0.01 per right prior to becoming exercisable and expire 10 years from issuance. WLR Foods has 100,000,000 shares of common stock authorized, with 16,172,410 outstanding on July 1, 2000 and 16,541,691 outstanding on July 3, 1999. Additionally, there are 50,000,000 shares of preferred stock authorized with none outstanding as of July 1, 2000 or July 3, 1999.

8.      Stock Option and Stock Purchase Plans

Stock Option Plan
WLR Foods Stock Option Plan was adopted by the Board of Directors in accordance with the Long-Term Incentive Plan which was ratified by the shareholders of the Company on October 31, 1998. The Plan provides for the granting of incentive or nonqualified common stock options. The option price under the Plan shall not be less than the fair market value of the common shares as of the date of the grant. The options vest after three years, with one-third vesting each year after the date of grant. The options are exercisable at varying dates not to exceed 10 years from the date of grant. The changes in the outstanding common shares under option for fiscal 2000, 1999 and 1998 are listed below:
	Common shares	Weighted Average
	under option	Exercise Price
Outstanding at June 28, 1997	710,666	$13.85
Canceled or expired	(226,041)	$14.29
Granted in fiscal 1998	158,750	$ 6.88
Outstanding at June 27, 1998	643,375	$11.98
Canceled or expired	(262,126)	$13.85
Exercised	(5,833)	$ 8.31
Granted in fiscal 1999	144,000	$ 8.34
Outstanding at July 3, 1999	519,416	$10.07
Canceled or expired	(27,000)	$ 8.96
Granted in fiscal 2000	215,250	$ 5.05
Outstanding at July 1, 2000	707,666	$ 8.58

There were 327,497, 270,416, and 343,374 shares exercisable under option with weighted average exercise prices of $11.17, $12.06, and $15.08 at fiscal year end 2000, 1999 and 1998, respectively. The following table summarizes information about stock options outstanding as of July 1, 2000:
Stock Options Outstanding:			Stock Options Exercisable:
		Weighted Average
		Remaining Contractual
Exercise Price	Shares	Life (Years)	Shares

$ 5.047	213,000	9.8	-
6.875	105,000	8.0	69,998
8.281	126,500	9.0	-
8.310	88,500	7.0	88,500
9.219	8,500	8.4	2,833
14.125	88,666	5.5	88,666
15.000	77,500	4.6	77,500
Total	707,666		327,497

Accounting for Stock Option Plan
The Company has elected to account for its employee stock option plan using the intrinsic value method of accounting. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net earnings (loss) and net earnings (loss) per share is required by SFAS No. 123. Assuming the Company accounted for its employee stock options using the fair value method, the Company's net earnings (loss) and net earnings (loss) per share from continuing operations would approximate the pro forma amounts indicated below:
Fiscal years ended
Dollars in thousands, except per share data	July 1, 2000	July 3, 1999	June 27, 1998

Net earnings (loss) from continuing operations
As Reported	$ 2,233	$ 22,738	$ (28,212)
Pro Forma	$ 1,838	$ 22,292	$ (28,537)
Net earnings (loss) per common share from continuing operations
As Reported, basic	$ 0.13	$ 1.35	$ (1.72)
As Reported, diluted	$ 0.13	$ 1.34	$ (1.72)
Pro Forma, basic	$ 0.11	$ 1.33	$ (1.74)
Pro Forma, diluted	$ 0.11	$ 1.32	$ (1.74)

Note: The pro forma disclosures shown may not be representative of the effects on reported net earnings in future years.

The fair value of each stock option grant used to compute pro forma net earnings (loss) and net earnings (loss) per share disclosures is estimated at the time of the grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model are as follows:
	2000	1999	1998

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	54%	55%	31%
Risk-free interest rate	6.5%	5.5%	5.7%
Expected term (in years)	10	10	10

Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $0.7 million, $0.8 million, and $0.6 million in fiscal years 2000, 1999 and 1998, respectively. On October 29, 1994, the shareholders of WLR Foods approved the Poultry Producer Stock Purchase Plan and amended and restated the Employee Stock Purchase Plan. These plans allow contract producers and employees to purchase stock at a 10% discount from the market price. All shares must be held in the plans for a period of two years. Upon termination of employment or contract, participants are terminated from the respective plans.

9.      Leases

WLR Foods has entered into various operating lease agreements for machinery and equipment. The leases are noncancelable and expire on various dates through 2006. Total rent expense was approximately $3.4 million, $3.4 million, and $5.1 million for fiscal 2000, 1999 and 1998, respectively. The following schedule presents the future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 1, 2000:
Dollars in thousands
Fiscal 2001	$ 2,399
Fiscal 2002	1,347
Fiscal 2003	623
Fiscal 2004	150
Fiscal 2005	36
Fiscal 2006	12
Total minimum lease payments	$ 4,567

10.      Related Party Transactions

Certain directors of WLR Foods are contract growers of live poultry for the Company. In addition, a WLR Foods director is a director/officer of a company which supplies fuel and related products to certain locations of the Company.

Transactions with these related parties during the past three fiscal years are as follows:
(Dollars in thousands)	Purchases from Related parties

Fiscal 2000	$ 700
Fiscal 1999	967
Fiscal 1998	1,381

In management's opinion, all related party transactions are conducted under normal business conditions, with no preferential treatment given to related parties.

11.      Earnings Per Share

The following is a reconciliation between the calculation of basic and diluted net earnings (loss) per share:
Dollars in thousands	2000	1999	1998
Numerator:
Net earnings (loss) from
continuing operations	$ 2,233	$ 22,738	$ (28,212)
Denominator:
Weighted average common
shares outstanding	16,419	16,479	16,315
Effect of outstanding stock warrants	320	300	88
Basic weighted average common shares outstanding	16,739	16,779	16,403
Basic net earnings (loss) from continuing
operations per common share	$ 0.13	$ 1.35	$ (1.72)

Numerator:
Net earnings (loss) from
continuing operations	$ 2,233	$ 22,738	$ (28,212)
Denominator:
Weighted average common
shares outstanding	16,419	16,479	16,315
Effect of outstanding stock options	22	11	-
Effect of outstanding stock warrants	320	407	88
Diluted weighted average common shares outstanding	16,761	16,897	16,403
Diluted net earnings (loss) from continuing
operations per common share	$ 0.13	$ 1.34	$ (1.72)

Options to purchase 707,666, 519,416 and 643,375 shares of common stock, at prices between $5.05 and $15.00, $6.88 and $15.00, and $6.88 and $20.00 per share were outstanding in 2000, 1999, and 1998, respectively. The outstanding options were not included in the computation of diluted earnings per share for fiscal year 1998 because the effect of including these options would have been anti-dilutive.

12.      Discontinued Operations

During fiscal year 1998, the Company's Board of Directors adopted a plan to discontinue operations of its subsidiary, Cassco Ice & Cold Storage. The transaction involved the sale of the division and was completed on July 31, 1998. Net proceeds of approximately $55 million were received, resulting in a gain of approximately $28 million ($18 million after tax). Earnings from discontinued operations in fiscal year 1999 were approximately $1 million ($0.7 million after tax). Accordingly, the operating results of the Cassco Ice operations have been segregated from continuing operations and reported as separate line items on the consolidated statement of operations.

Operating results of discontinued operations were as follows:
Dollars in thousands	2000	1999	1998
Net sales	$ -	$ 4,641	$ 22,063
Income before tax	-	1,071	4,529
Income tax expense	-	407	1,671
Net earnings	$ -	$ 664	$ 2,858

13.      Sale of Assets

On August 14, 1998, the Company completed the sale of its Goldsboro, North Carolina chicken complex. Net proceeds of approximately $38 million were received in exchange for assets totaling approximately $30 million. The gain of approximately $8 million ($5 million after tax) is included in the results of operations for fiscal year 1999. The Company also completed the sale of its Monroe, North Carolina processing plant in fiscal year 1999. The sale resulted in a loss of approximately $1.5 million ($0.9 million after tax).

14.      Contingencies

The Company is a defendant in a pending litigation proceeding in the state of West Virginia alleging violations of the West Virginia Consumer Credit Protection Act and West Virginia Antitrust Law. The suit alleges, among other things, that the Company provided substandard chicks and feed to growers who raise chickens for the Company in West Virginia. The suit was dismissed by the Hardy County Circuit Court and is currently being appealed before the West Virginia Supreme Court. While any potential damages in the suit cannot be determined, the lawsuit is not expected to have a material effect on the Company’s consolidated financial statements. The Company believes the suit is without merit and intends to defend it vigorously.

15.      Segment, Geographic, and Major Customer Information

In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company has two reportable segments: Chicken and Turkey. The third segment, Other, includes revenues from the Company's protein conversion plants, unallocated corporate-related items and other miscellaneous items. Chicken segment revenues are primarily sales of chicken-related products, such as retail traypack items, whole birds cut up for fast-food restaurants and portion-controlled products for foodservice distributors. Turkey segment revenues are primarily sales of turkey-related products and further processed products, including both turkey and chicken items, produced at the Company's further processing plants. These items include fresh and frozen whole birds and parts, including retail traypack items, turkey burgers and a full line of further processed products, including deli meats, frankfurters and salads. To better utilize its feed manufacturing capabilities, the Company sells feed to other users, primarily from its Marshville, North Carolina feedmill. Sales from this mill were included in Turkey segment sales through the first quarter of fiscal 1999, when the complex was converted to chicken processing. Each segment is evaluated by management based on operating profit (loss) and net earnings (loss).

The following tables set forth specific operating information about each segment as reviewed by the Company's management. Net earnings (loss) for segment reporting is presented on the same basis as that used for consolidated net earnings (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Administrative services provided by the corporate offices are primarily allocated to the individual segments based on levels of inventories and property, plant and equipment. Due to certain assets which are shared between segments, management evaluates assets and capital expenditures on a consolidated basis; therefore, such information is not presented on a segment basis.
Dollars in thousands	Chicken	Turkey	Other	Elimina-	Total
Year ended July 1, 2000				tions

External segment revenues	$ 403,060	$ 421,616	$ 8,052	$ -	$ 832,728
Intersegment revenues	-	-	12,655	(12,655)	-
Total revenues	403,060	421,616	20,707	(12,655)	832,728
Interest expense	2,520	2,549	-	(101)	4,968
Interest income	-	205	145	(101)	249
Income taxes (benefit)	(6,718)	5,675	1,639	-	596
Net earnings (loss) from continuing operations	(11,078)	9,360	3,951	-	2,233
Depreciation expense	9,852	6,678	1,314	-	17,844

Year ended July 3, 1999

External segment revenues	$ 452,513	$ 427,637	$ 7,936	$ -	$ 888,086
Intersegment revenues	-	-	12,882	(12,882)	-
Total revenues	452,513	427,637	20,818	(12,882)	888,086
Interest expense	4,974	6,060	-	(103)	10,931
Gain on sale of Goldsboro complex	7,699	-	-	-	7,699
Interest income	1	103	299	(103)	300
Income taxes (benefit)	13,561	(1,861)	1,511	-	13,211
Net earnings (loss) from continuing operations	22,193	(3,046)	3,591	-	22,738
Extraordinary charge	-	-	(2,559)	-	(2,559)
Depreciation expense	9,754	8,218	1,408	-	19,380

Year ended June 27, 1998

External segment revenues	$ 388,559	$ 546,256	$ 11,152	$ -	$ 945,967
Intersegment revenues	22,912	-	13,460	(36,372)	-
Total revenues	411,471	546,256	24,612	(36,372)	945,967
Interest expense	8,239	14,376	13	(89)	22,539
Interest income	70	6	88	(89)	75
Income taxes (benefit)	3,277	(20,563)	934	-	(16,352)
Net earnings (loss) from continuing operations	6,085	(36,158)	1,927	(66)	(28,212)
Depreciation expense	9,432	11,169	2,242	-	22,843

A reconciliation of total segment earnings (loss) to consolidated net earnings (loss) is as follows:
	July 1, 2000	July 3, 1999	June 27, 1998

Segment earnings (loss)	$ 2,233	$ 22,738	$ (28,212)
Unallocated:
Earnings from discontinued operations, net of tax	-	664	2,858
Gain on sale of discontinued operations, net of tax	-	17,927	-
Extraordinary charge on early extinguishment of debt, net of tax	-	(2,559)	-
Net earnings (loss)	$ 2,233	$ 38,770	$ (25,354)

Geographic Information.
No individual foreign country accounts for 10% or more of sales to external customers.

Major Customers.
Revenues from one customer represented approximately $129 million and $113 million, or 16% and 13%, of total Company net sales in fiscal years 2000 and 1999, respectively. No customer represented 10% or more of total Company's net sales in fiscal year 1998.

16.      Selected Quarterly Financial Data (Unaudited)

The unaudited summary of quarterly results of continuing operations for fiscal 2000 and 1999 follows:
Dollars in thousands, except per share data
Fiscal year ended July 1, 2000	First	Second	Third	Fourth

Net sales	$ 202,007	$ 218,803	$ 199,182	$ 212,736
Operating income (loss)	4,946	8,233	(6,961)	299
Net earnings (loss) from continuing operations	2,543	4,784	(4,970)	(124)
Per share data:
Diluted earnings (loss) from continuing operations per common share	$ 0.15	$ 0.28	$ (0.30)	$ (0.01)

Fiscal year ended July 3, 1999	First	Second	Third	Fourth

Net sales	$ 237,941	$ 229,276	$ 192,881	$ 227,988
Operating income	15,889	15,094	759	6,924
Net earnings (loss) from continuing operations	11,717	7,222	(127)	3,926
Per share data:
Diluted earnings (loss) from continuing operations per common share	$ 0.70	$ 0.43	$ (0.01)	$ 0.23

Per share calculations are based on each stand alone period presented; therefore, the annual per share results may not be the sum of the four quarters.

17.      Subsequent Event

On September 27, 2000, the Company entered into an Agreement and Plan of Merger with Pilgrim's Pride Corporation ("Pilgrim's") whereby the Company will become a wholly-owned subsidiary of Pilgrim's and the Company's shareholders will receive $14.25 cash for each share of Company common stock owned by them at the effective time of the merger. The Company's Board of Directors has unanimously approved the agreement. The agreement is subject to regulatory and shareholder approvals and other customary closing conditions. The merger is expected to be completed as soon as practicable thereafter.

Independent Auditors’ Report

The Board of Directors and Shareholders
WLR Foods, Inc.:

We have audited the accompanying consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WLR Foods, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Richmond, Virginia
August 11, 2000, except as to Note 17, which is as of September 27, 2000

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
WLR Foods, Inc.:

Under date of August 11, 2000, except as to Note 17, which is as of September 27, 2000, we reported on the consolidated balance sheets of WLR Foods, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended July 1, 2000.  These consolidated financial statements and our report thereon are included in the July 1, 2000 annual report on Form 10-K of WLR Foods, Inc.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a) of this Form 10-K.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Richmond, Virginia
August 11, 2000

WLR FOODS, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL YEARS ENDED JULY 1, 2000, JULY 3, 1999 AND JUNE 27, 1998 (in thousands)
		Charged to
	Balance at	cost and		Balance
	Beginning	other	Charged to	at end of
Description	of period	expenses	accounts	period

Fiscal year ended July 1, 2000
Allowance for Doubtful Accounts	$1,909	$1,060	$1,341	$1,628
Total	$1,909	$1,060	$1,341	$1,628

Fiscal year ended July 3, 1999
Allowance for Doubtful Accounts	$1,515	$1,056	$662	$1,909
Total	$1,515	$1,056	$662	$1,909

Fiscal year ended June 27, 1998
Allowance for Doubtful Accounts	$1,550	$828	$863	$1,515
Total	$1,550	$828	$863	$1,515

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

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Company
The following information is given regarding WLR Foods’ Directors.
Name and Position		Director	Principal Occupation
with the Company	Age	Since	During the Last 5 Years

Class A Directors
(to serve until the 2000 annual meeting of shareholders)

J. Craig Hott	47	1988	Vice President of Hott's Farming, Inc. and Hott's Ag-Services, Inc.

Marie C. Johns	48	2000	President of Verizon - Washington DC Inc. Previously, President and Chief Executive Officer of Bell Atlantic - Washington, D.C., Inc.; and Vice President, External Affairs for Bell Atlantic-Washington.

Phillip C. Stone	58	1999	President of Bridgewater College, Bridgewater, Virginia since 1994

Class B Directors
(to serve until the 2001 annual meeting of shareholders)

Katherine K. Clark	43	1998	Founder and Chief Executive Officer of Landmark Systems Corporation

Stephen W. Custer	58	1984	President of Custer Associates, Inc. (consulting firm)

James L. Keeler	65	1988	Chief Executive Officer of the company since February 1988
President

Class C Directors
(to serve until the 2002 annual meeting of shareholders)

Charles L. Campbell	52	1988	Commissioner of Revenue for Page County, Virginia; broiler producer

William H. Groseclose, Jr.	69	1993	Chairman of Harrisonburg Regional Board and Winchester Regional Board of First Union National Bank; previously Chief Executive Officer of Shenandoah Valley region of Dominion Bank

William D. Wampler	72	1984	Poultry and livestock farmer

Executive Officers of the Company
The following information is given regarding WLR Foods’ Executive Officers.
Name and Position		Principal Occupation
with the Company	Age	During the Last 5 Years

James L. Keeler President, Chief Executive Officer	65	Chief Executive Officer since February 1988

Jane T. Brookshire Vice President of Administration, Secretary	54	Vice President of Administration since November 1998, previously Vice President of Human Resources from 1993 to 1998.

Dale S. Lam Chief Financial Officer, Vice President of Finance, Treasurer	37	Chief Financial Officer since November 1998, Vice President of Finance and Treasurer since August 1988, previously Controller. Co-owner and Treasurer of Office Products, Inc. from 1989 to 1997.

Ronald E. Morris Vice President of Turkey Operations for Wampler Foods, Inc.	47	Vice President of Turkey Operations for Wampler Foods, Inc. since November 1997; previously, Complex manager for Marshville, North Carolina Turkey Complex for Wampler Foods, Inc. from 1996 to 1997 and Complex Manager for Butterball from 1994 to 1996.

Walter F. Shaffer, III Vice President of Chicken Operations for Wampler Foods, Inc.	42	Vice President of Chicken Operations for Wampler Foods, Inc. since 1997; previously, Director of Chicken Operations for Wampler Foods, Inc. from 1996 to 1997, Director of Chicken Processing for Wampler Foods, Inc. from 1995 to 1996, and Plant Manager of Moorefield Chicken operations for Wampler Foods, Inc. from 1991 to 1995.

John A. Turner Vice President of Sales and Marketing for Wampler Foods, Inc.	49	Vice President of Sales and Marketing for Wampler Foods, Inc. since June, 1999; previously, Vice President of Sales and Marketing for Hatfield Quality Meats from 1996 to 1998, and President, Consumer Consumer Products Division of Rich Products Corporation from 1990 to 1996.

Item 11. EXECUTIVE COMPENSATION.

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

Compensation Philosophy
The Executive Compensation Committee of the Company's Board of Directors establishes the annual salary, bonus and other benefits of the Company's Chief Executive Officer and makes decisions relating to stock option awards to executive officers and other key personnel pursuant to the Company's Long-Term Incentive Plan. The Company's overall goals regarding executive compensation include providing competitive compensation packages that attract and retain qualified executives, and rewarding its executives for financial and operating results, both annual and long-term, which enhance the value of shareholders' investment in the Company.

Base Salary
Executive Officers’ salaries are determined by evaluating the responsibilities of their positions and their performance, and by reference to salaries paid in the competitive marketplace for comparable executive ability and experience. Companies considered in determining executive compensation are not the same as the peer group reflected in the stock price performance graph due to the Committee’s belief that, unlike the performance of stock traded on a national market, executive compensation should be evaluated in comparison with similar companies in the same geographic area. Individual salary increases, which are considered annually, are based on evaluations of past and current performance, market conditions and company performance. Based on available figures, the Company Executives’ base salaries are generally more conservative than salaries of executives in other companies within Virginia and the industry.

With respect to the Chief Executive Officer, the Committee believes that a significant portion of annual compensation should be tied directly to Company performance, and that adjustments to base salary should be consistent with Company wide salary adjustments. This philosophy was evident in prior years when, because of challenges presented by industry conditions, executive base salaries remained constant except for changes resulting from promotions.

Cash Bonus
The Company's Incentive Bonus Program focuses on the second goal of the Company's compensation philosophy, that of rewarding financial and operating results on an annual basis. The Company developed the Incentive Bonus Program in 1988 with the assistance of independent executive compensation consultants, and the Program has been administered since then by the Company's Human Resources Department for the benefit of executive officers and other key personnel. The bonus pool is determined annually by reference to the Company's operating return on equity (ROE), and each individual's specific bonus allocation is calculated by multiplying ROE (adjusted for accrued incentive pay and taxes) by his or her base salary and by a bonus factor which is based on his or her position within the Company. Thus, bonuses comprise a significant part of management compensation that is "at risk" based on the Company's annual performance. As borne out in more recent years, for years in which the Company did not have a strong return on equity, a significant portion of management's annual compensation was reduced.

Long-Term Incentive Plan
The Company’s Long-Term Incentive Plan, a stock option plan approved by the Company's shareholders at the 1998 annual meeting, rewards Company executives on a long-term basis and provides an incentive for executive officers to maximize long-term shareholder value. By encouraging management investment in Company stock, the Plan aligns management's interests with those of the shareholders: namely, to enjoy long-term appreciation in the value of the Company's common stock.

The Company has, twice during the past several years, engaged independent executive compensation consulting firms to review the Company's compensation package, including its Long-Term Incentive Plan. Since the inception of the first Long-Term Incentive Plan in 1988, the Company has consistently awarded options at levels below those recommended by the consultants. In 1995, the consultants made several recommendations regarding the level of options granted, the term of the options and whether the Company should grant incentive stock options (ISOS) or non-qualified options as in the past. The granting of ISOS permits executives to defer the income tax consequences of their options with no impact on the Company's earnings. The consultants also recommended that the Company implement a supplemental employee retirement plan (SERP) in order for executive compensation to be more competitive with companies of similar size.

In fiscal year 1995, the Company began granting options with a term of 10 years rather than 5 years as in the past, and began granting ISOS to the extent permitted by the current Internal Revenue Code, neither of which affect the Company's earnings. While the Company deferred implementation of the SERP recommended by the consultants, the Company did establish the 1995 Nonqualified Deferred Compensation Plan. See "Deferred Compensation" below.

Deferred Compensation
The final significant component of the Chief Executive Officer's compensation is deferred compensation, providing a competitive compensation package and rewarding operating results. Mr. Keeler's deferred compensation is essentially a retirement plan with payouts beginning the year after Mr. Keeler retires as Chief Executive Officer, but payouts are calculated by reference to the increase in the Company's book value due to earnings over the term of Mr. Keeler's service. Specifically, 1.5% of the annual increase in the Company's book value is allocated to a deferred compensation account which, together with accrued interest, is payable to him in one or more installments beginning in the year after his retirement.

In 1995, the Company established the 1995 Nonqualified Deferred Compensation Plan (Nonqualified Plan). The purpose of this nonqualified, unfunded plan is to permit certain members of management and other employees to supplement their retirement savings beyond the limits imposed by federal tax law on the Company's Profit Sharing and Salary Savings Plan and Trust (Profit Sharing Plan). Pursuant to the Nonqualified Plan, employees may elect to defer a portion of their salary and bonus until their retirement or other termination. The Company does not contribute to the Plan. However, to the extent that deferrals under the Nonqualified Plan reduce a participant's compensation base for purposes of the Company's contribution to the Profit Sharing Plan, the Company will credit to the participant's Nonqualified Plan account an amount equal to the difference between the Company's actual contribution to the Profit Sharing Plan and the amount which the Company would have contributed had the participant not elected to defer an additional amount under the Nonqualified Plan.

Chief Executive Officer Compensation
Mr. Keeler’s base salary for the current fiscal year is $310,790. This base salary is competitive with chief executive positions within the state and industry. Like all Company executives, Mr. Keeler’s bonus is a function of the Company’s ROE, and his bonus factor has remained at 4.0 for the past 5 years. Mr. Keeler’s deferred compensation allocation is singularly a function of an increase in the Company’s book value. The number of stock options, the benefit of which is tied solely to Company performance, awarded to Mr. Keeler under the Long-Term Incentive Plan increased proportionately with the increase in the number of options granted to all members of management, reflecting a systematic effort to enhance management's personal financial interest in Company proformance.

Limitation on Deductibility of Certain Compensation for Federal Income Tax Purposes
Section 162(m) of the Internal Revenue Code, enacted as part of the Omnibus Budget Reconciliation Act of 1993, limits the annual compensation deduction, for federal income tax purposes, of publicly held companies such as WLR Foods, Inc. to $1 million for compensation paid to each of its chief executive officer and its four highest compensated executive officers other than the chief executive officer. However, this limit does not apply to "performance-based" compensation as defined in that section and the regulations thereunder.

The Company does not anticipate that the total annual compensation paid to any executive, including the Chief Executive Officer, will exceed the $1 million limit. Moreover, options granted pursuant to the 1998 Long-Term Incentive Plan qualify as performance-based compensation, and will therefore not be subject to the limitation. Accordingly, Section 162(m) is expected to have no impact on the Company during the current fiscal year.

               William H. Groseclose, Jr.
               Katherine K. Clark
               Phillip C. Stone
               Executive Compensation Committee Members

SUMMARY COMPENSATION
The Summary Compensation Table below contains information concerning annual and long-term compensation provided to the Company's Chief Executive Officer, and the five other most highly compensated executive officers of the Company, for all services rendered to the Company and its subsidiaries for the fiscal years ending July 1, 2000, July 3, 1999 and June 27, 1998.
SUMMARY COMPENSATION TABLE

					Long-Term	Other
		Annual Compensation			Compensation	Compensation (2)
Name and				Other Annual
Principal Position	Year	Salary($)1	Bonus($)	Compensation ($)	Options	($)

James L. Keeler	99-00	301,738	0	0	90,000	29,498 (3)
Chief Executive	98-99	297,868	325,201	0	60,000	258,635
Officer & President	97-98	267,248	0	0	60,000	3,595

Dale S. Lam	99-00	175,000	0	0	15,000	3,200
Chief Financial	98-99	143,779	85,960	0	18,500	2,683
Officer, Treasurer

Jane T. Brookshire	99-00	175,000	0	0	15,000	3,200
Vice President	98-99	150,887	61,785	0	10,000	4,099
Administration,	97-98	131,115	0	0	10,000	2,570
Secretary

Ronald E. Morris	99-00	180,000	0	0	15,000	3,200
Vice President	98-99	168,187	91,663	0	10,000	4,589
Turkey Operations	97-98	139,039	0	0	10,000	1,500
Wampler Foods, Inc.

Walter F. Shafer, III	99-00	180,000	0	0	15,000	3,200
Vice President	98-99	168,187	91,663	0	10,000	4,578
Chicken Operations	97-98	138,654	0	0	10,000	2,715
Wampler Foods, Inc.

John A. Turner	99-00	220,000	0	0	15,000	3,200
Vice President	98-99	20,000	10,200	0	10,000	0
Sales and Marketing
Wampler Foods, Inc.

1   Includes 53 weeks for the fiscal year ending July 3, 1999, and 52 weeks for fiscal years ending July 1, 2000 and June 27, 1998.

2   Includes Company contributions made to the Company's Profit Sharing and Salary Savings Plan of $3,200 for each of Messrs. Keeler, Lam, Morris, Shafer and Turner, and Ms. Brookshire.

3   Includes $26,298 of deferred compensation which is based on increases in the Company’s book value due to earnings.
OPTION GRANTS IN LAST FISCAL YEAR

		% of Total
		Options	Exercise
		Granted to	or Base
	Options	Employee in	Price	Expiration	Grant Date
Name	Granted	Fiscal Year	Share ($)	Date	Present Value ($)1

James L. Keeler	90,000	67.2	5.0469	4/24/10	295,870
Dale S. Lam	15,000	11.2	5.0469	4/24/10	49,312
Jane T. Brookshire	15,000	11.2	5.0469	4/24/10	49,312
Ronald E. Morris	15,000	11.2	5.0469	4/24/10	49,312
Walter F. Shafer, III	15,000	11.2	5.0469	4/24/10	49,312
John A. Turner	15,000	11.2	5.0469	4/24/10	49,312

1 The values shown reflect a standard application of the Black-Scholes Option Pricing Model, assuming a risk-free rate of return of 6.5% and an annualized volatility factor of 54%. Values shown do not take into account risk factors such as nontransferability and restrictions on exercisability. The Black-Scholes Model is a commonly utilized model for valuing options which assumes that the possibilities of future stock returns (dividends plus stock value appreciation) resemble a bell shaped curve. The model applies a statistical analysis to the Company's historical data to project the value of the options.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
				Value of
			Number of	Unexercised
			Unexercised	In-The-Money
			Options at	Options at
			Fiscal (1)	Fiscal
	Shares		Year-End	Year-End
	Acquired	Value	Exercisable/	Exercisable/
Name	On Exercise	Realized ($)	Unexercisable	Unexercisable

James L. Keeler	0	0	220,000/170,000	$0/0
Dale S. Lam	0	0	3,833/31,167	0/0
Jane T. Brookshire	0	0	36,666/28,334	0/0
Ronald E. Morris	0	0	9,666/28,334	0/0
Walter F. Shafer, III	0	0	16,666/28,334	0/0
John A. Turner	0	0	0/25,000	0/0

(1) Adjusted to give effect to the May 12, 1995 3-for-2 stock split.

EXECUTIVE AGREEMENTS
In 1998 the Company entered into a three-year employment agreement with the Chief Executive Officer, which expires at the end of Fiscal Year 2001. The agreement governs Mr. Keeler's compensation, specifically his base salary, bonus, perquisites and benefits.

Mr. Keeler's deferred compensation allocation will be calculated at 1.5% of the increase in the Company's book value over each preceding year, as explained previously under "Deferred Compensation." The Company has also agreed to provide group health insurance coverage to Mr. Keeler and his wife for the remainder of their lives, provided he does not retire before age 65. Mr. Keeler's perquisites and benefits are consistent with those provided to the Company's senior management.

Under the terms of the 1998 Employment Agreement, Mr. Keeler served as President and Chief Executive Officer of the Company for the first two years of the contract. The third year is anticipated to be a transition year, and the position and duties may be adjusted by the Board of Directors. Under the Agreement, Mr. Keeler agrees to work with the Board of Directors in identifying a successor, but also agrees to give serious consideration to an extension of the Employment Agreement if the Board requests additional time to identify a successor.

The Company has entered into severance agreements with each of the executive officers named in the above Summary Compensation Table (the Severance Agreements).  Pursuant to the Severance Agreements, each of these individuals is entitled to certain payments (described below) if the Company terminates his or her employment during a specified period following a "Change in Control" of the Company.

For purposes of the Severance Agreements, a "Change in Control" occurs (A) when an individual, entity or group acquires beneficial ownership of 20% or more of the combined voting power of the Company's outstanding stock, subject to certain exceptions set forth in the executive's Severance Agreement, (B) when individuals who, as of February 4, 1994, constituted the Board of Directors (the "Incumbent Board") and individuals whose election, or nomination for election by the shareholders of the Company, was approved by a vote of at least seventy-five percent of the directors then comprising the Incumbent Board (who shall after election be considered members of the Incumbent Board unless such election occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Company's Board of Directors) shall cease to constitute a majority of the Company's Board of Directors, (C) upon the approval by the shareholders of the Company of a reorganization, merger or consolidation except in certain instances set forth in the executive's Severance Agreement, or (D) upon approval by the shareholders of the Company of the complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company, except in certain instances set forth in the Severance Agreements.

The Severance Agreements provide that if the Company terminates an executive officer’s employment during the three year period following a Change in Control of the Company, other than for death, Cause (willful and continued failure to perform duties or willfully engaging in illegal conduct, defined more specifically in the Severance Agreements) or Disability (as defined in the Severance Agreement), or if he or she resigns for Good Reason (includes an adverse change in status or position, a reduction in base salary or benefits, or relocation, defined more specifically in the Severance Agreements) during such three year period, he or she is entitled to receive an amount in cash (the Severance Payment) equal to three times his or her total annual compensation, which includes: (A) the higher of (x) his or her annual base salary on the date of termination or (y) his or her annual base salary in effect immediately prior to the Change in Control and (B) an amount equal to the average of the bonuses awarded to him or her in each of the three previous years, including, in the case of Mr. Keeler, any bonuses awarded pursuant to any deferred compensation arrangements. In the event that such payments become subject to an excise tax imposed by Section 4999 of the Internal Revenue Code (or any similar tax), the executive shall be entitled to receive a "gross-up" payment in respect of such taxes and in respect of any taxes on such gross-up payment as specified in the Severance Agreement. These Severance Agreements also provide for the payment in cash of the difference between the Termination Fair Market Value (as defined in the Severance Agreements) and the exercise price, of all unvested stock options, and for the continuation of employee welfare benefits (such as health insurance) for three years after termination if his or her employment is terminated during such three year period. In addition, Mr. Keeler will be entitled to receive the Severance Payment and other severance benefits if he resigns for any reason during the 30-day period immediately following the first anniversary of a Change in Control.

The Company has also entered into Termination of Severance Agreements with Messrs. Keeler and Lam in connection with the pending merger with Pilgrim's Pride, which would provide Messrs. Keeler and Lam with lump sum severance payments of $900,000 and $447,750, respectively, upon completion of the merger. The Termination Agreements, which are conditional upon consumation of the merger, would replace the Severance Agreements described above with respect to those two executives, and would significantly reduce the cost to the Company of their severance benefits.

STOCK PRICE PERFORMANCE TABLE

The graph on this page presents a comparison of five-year cumulative total shareholder returns for WLR Foods, Inc., the S&P 500 Index and a Peer Group Index. The graph reflects the annual return from the Company's five previous fiscal years-end, developed with a monthly index, assuming dividends are reinvested monthly. The graph also assumes an initial investment of $100 on July 1, 1995. The Peer Group Index consists of Cagles, Inc., Pilgrims Pride Corporation and Sanderson Farms, Inc., companies within the same industry and with similar equity market capitalization.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Among WLR Foods, Comparable Companies, and the S & P 500
	Jun-95	Jun-96	Jun-97	Jun-98	Jun-99	Jun-00
Composite	100	111.26	143.94	177.06	227.6	97.735
S&P 500	100	126.01	169.74	220.94	271.21	290.88
WLR Foods	100	99.112	58.664	48.142	59.042	33.609

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP OF MANAGEMENT
The following table sets forth the number and percentage of shares of Company common stock held as of July 1, 2000 (i) by each of the Company's directors, (ii) by the executive officers named in the Summary Compensation Table, and (iii) by all directors and executive officers as a group.

	Number	Percent
Name	Beneficially Owned	of Class (1)

Jane T. Brookshire	51,300 (2)	*
Charles L. Campbell	19,137 (3)	*
Katherine K. Clark	3,663 (3)	*
Stephen W. Custer	40,201 (4)	*
William H. Groseclose, Jr.	13,771 (4)	*
J. Craig Hott	111,106 (5)	*
Marie C. Johns	662 (3)	*
James L. Keeler	320,379 (6)	1.95
Dale S. Lam	12,748 (7)	*
Ronald E. Morris	18,369 (8)	*
Walter F. Shafer, III	34,222 (9)	*
Phillip C. Stone	107,799 (10)	*
John A. Turner	6,116 (11)	*
William D. Wampler	765,937 (12)	4.73
All directors and executive	1,505,410 (13)	9.12
officers as a group
(consisting of 14 persons)

(*)     Denotes percent ownership not exceeding 1% of the class of common stock.

(1)      Based on 16,176,910 shares outstanding as of July 1, 2000 plus shares which members of management have the option to purchase within 60 days of July 1, 2000.

(2)     Includes 9,867 owned directly, through the WLR Foods, Inc. Employee Stock Purchase Plan and her retirement accounts, 1 share owned   jointly with her husband, 1,433 shares held by her husband through his self-directed retirement account, and 39,999 shares which Ms. Brookshire has the right to purchase within 60 days of July 1, 2000 through the exercise of options. Ms. Brookshire disclaims beneficial interest in the shares held by her husband.

(3)     All shares owned directly.

(4)     All shares owned directly and through his self-directed retirement account.

(5)     Includes 105,992 shares owned by E. E. Hott, Inc., of which Mr. Hott is an officer and director, 4,964 shares owned jointly with his wife,   and 150 shares held by his wife as custodian for Mr. Hott's son. Mr. Hott disclaims beneficial interest in the shares held by his wife as custodian.

(6)     Includes 56,457 shares owned directly and through the Employee Stock Purchase Plan and his retirement accounts, 23,922 shares owned   by his wife directly and through her self-directed retirement account, and 240,000 shares which Mr. Keeler has the right to purchase within  60 days of July 1, 2000 through the exercise of options. Mr. Keeler disclaims beneficial interest in the shares owned by his wife.

(7)     Includes 5,347 shares owned directly, through the WLR Foods, Inc. Employee Stock Purchase Plan or through his self-directed retirement   accounts, 235 shares held by his wife through her self-directed retirement account, and 7,166 shares which Mr. Lam has the right to purchase within 60 days of July 1, 2000 through the exercise of options. Mr. Lam disclaims beneficial interest in the shares held by his wife.

(8)     Includes 370 shares owned through the WLR Foods, Inc. Employee Stock Purchase Plan, 5,000 shares owned by his wife, and 12,999         shares which Mr. Morris has the right to purchase within 60 days of July 1, 2000 through the exercise of options. Mr. Morris disclaims beneficial interest in the shares held by his wife.

(9)     Includes 14,223 shares owned directly and through the WLR Foods, Inc. Employee Stock Purchase Plan and 19,999 shares which Mr.  Shafer has the right to purchase within 60 days of July 1, 2000 through the exercise of options.

(10)   Includes 2,302 shares owned directly and 105,497 shares owned by Bridgewater College, of which Mr. Stone is president. Mr. Stone disclaims beneficial interest in the shares owned by Bridgewater College.

(11)    Includes 179 shares owned directly, 2,604 shares owned jointly with his wife and 3,333 shares which Mr. Turner has the right to purchase  within 60 days of July 1, 2000 through the exercise of options.

(13)    Includes 258,155 shares owned directly and as general partner of Wampler Land, 204,260 shares owned by his wife, 28,517 shares owned  by May Meadows Farms, Inc., of which Mr. Wampler is an officer and director, 194,469 shares held as trustee of the Charles W. Wampler, Sr. Family Trust, and 80,536 shares held as trustee of the Charles W. Wampler, Sr. Charitable Annuity Trust. Mr. Wampler disclaims beneficial interest in the shares owned by his wife or held by the Trusts.

(14)    Includes 323,496 shares which the group has the right to purchase within 60 days of July 1, 2000 through the exercise of options.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS
The Company's directors and officers are actively involved in, and knowledgeable about, the Company's businesses. This is largely a result of the relationship between the Company and certain of its directors and their families.

The following table identifies (i) amounts in excess of $60,000 paid by the Company to each of the directors and executive officers, members of their immediate family, and entities related to the directors and executive officers who were contract growers with the Company during the fiscal year ended July 1, 2000, and (ii) amounts paid to entities related to directors and executive officers which were contract growers if such payments exceeded five percent of such entities' gross revenues for such activity during the fiscal year ended July 1, 2000. All such transactions were on the same bases and terms as transactions with unrelated parties.

Directors and	Total Amount Received from the
Executive Officers	Company and its Subsidiaries

Charles L. Campbell, Director	$82,959
Timothy Campbell, his son	$71,264

J. Craig Hott, Director
Hott's Farming, Inc.	$234,440

James L. Keeler, President, Chief
Executive Officer and Director
Gregory Keeler, his son	$165,085

William D. Wampler, Director
C. W. Wampler & Sons	$146,469

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, executive officers and beneficial owners of more than 10% of the outstanding common stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in common stock. Based on copies of those reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner for the fiscal year ended July 1, 2000.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Financial Statements, Financial Statement Schedule and Exhibits

Financial Statements

Consolidated Statements of Operations - Fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998

Consolidated Balance Sheets - July 1, 2000 and July 3, 1999

Consolidated Statements of Shareholders' Equity - Fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998

Consolidated Statements of Cash Flows - Fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998

Notes to Consolidated Financial Statements - Fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998

Independent Auditors' Report

Financial Statement Schedule

Independent Auditors' Report on Schedule

Schedule II - Valuation and Qualifying Accounts

Schedules not included in this Item have been omitted because they are either not applicable or the information is included in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K

None

(c) Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          WLR Foods, Inc.

          By:____/s/ James L. Keeler_____________
                      Its President & Chief Executive Officer
                      Date: September 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                ____/s/ James L. Keeler___________
                      President & Chief Executive Officer
                              Date: September 29, 2000

           ____/s/ Dale S. Lam________________
                      Chief Financial Officer and Treasurer
                              Date: September 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                                      Title

___________________________                       Director
          Charles L. Campbell*

___________________________                       Director
          Katherine K. Clark*

___________________________                       Director
          Stephen W. Custer*

___________________________                       Director
         William H. Groseclose, Jr.*

___________________________                       Director
         J. Craig Hott*

___________________________                       Director
         Marie C. Johns*

___________________________                       Director
         James L. Keeler

___________________________                       Director
        Phillip C. Stone*

___________________________                       Director
        William D. Wampler*

*By ___/s/ Dale S. Lam_________
           Dale S. Lam, attorney-in-fact

EXHIBIT INDEX

2           Agreement and Plan of Merger dated September 27, 2000

3.1       Articles of Incorporation of the Registrant, restated effective May 30, 1995, incorporated by reference to Exhibit 3.1 of Form 10-K filed with the Securities and Exchange Commission on October 2, 1995.

3.2       Bylaws of the Registrant, as amended on November 2,1994, incorporated by reference to Exhibit 3.2 of Form 10-K filed with the Securities     and Exchange Commission on October 2, 1995.

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

4.8       First Amendment, dated as of February 25, 1999, to the Credit Agreement dated as of November 20, 1998, incorporated by reference to Exhibit 4.8 of Form 10-K filed with the Securities and Exchange Commission on September 29, 1999.

4.9       Second Amendment, dated as of July 1, 1999, to the Credit Agreement dated as of November 20, 1998, incorporated by reference to Exhibit 4.9 to 10-K filed with the Securities and Exchange Commission on September 29, 1999.

4.10     Third Amendment, dated as of September 14, 1999, to the Credit Agreement dated as of November 20, 1998, incorporated by reference to Exhibit 4.10 to 10-K filed with the Securities and Exchange Commission on September 29, 1999.

4.11     Fourth Amendment, dated as of May _____, 2000, to the Credit Agreement dated as of November 20, 1998.

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

10.6     Severance Agreement, dated November 2, 1998 between the Registrant and Dale S. Lam, incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Securities and Exchange Commission on September 29, 1999.

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

10.9     Severance Agreement, dated June 1, 1999 between the Registrant and John A. Turner, incorporated by reference to Exhibit 10.9 to Form 10-K filed with the Securities and Exchange Commission on September 29, 1999.

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

10.15    Termination of Severance Agreement, dated September 27, 2000, between the registrant and James L. Keeler

10.16   Termination of Severance Agreement, dated September 27, 2000, between the registrant and Dale S. Lam

21        List of Subsidiaries of the Registrant.

23        Consent of Independent Certified Public Accountants.

24.1     Power of Attorney, incorporated by reference to Exhibit 24.1 to Form 10-K, filed with the Securities and Exchange Commission on September 25, 1998.

24.2     Power of Attorney of Phillip C. Stone, incorporated by reference to Exhibit 24.3 of Form 10-K filed with the Securities and Exchange   Commission on September 29, 1999.

24.3     Power of Attorney of Marie C. Johns.

27        Financial Data Schedule.