Form 10-K405/A
period 2000-07-01
WLR FOODS INC
filed 2000-10-17
CIK 760775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K405/A

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

Securities registered pursuant                                                 Name of exchange
to Section 12(b) of the Act:                                                    on which registered
              N/A                                                                                    N/A

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

Form 10-K for the year ending July 1, 2000 is hereby amended to reflect the deletion of Exhibit A, Articles of Incorporation of the Surviving Corporation, from Exhibit 2 to the Form 10-K, Agreement and Plan of Merger dated September 27, 2000.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WLR Foods, Inc.

By:   /s/ Dale S. Lam
         Dale S. Lam
         Chief Financial Officer and
         Vice President of Finance

         Date: October, 17 2000

Exhibit 2           Agreement and Plan of Merger dated September 27, 2000.