Form 10-Q
period 2000-09-30
WLR FOODS INC
filed 2000-11-14
CIK 760775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000

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

Indicate by cross mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of Registrant's Common Stock, no par value, at November 3, 2000 was 16,458,056 shares.

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

WLR Foods, Inc. and Subsidiaries
Consolidated Statements of Operations

(unaudited)	Thirteen weeks ended
In thousands, except per share data	September 30,	October 2,
	2000	1999

Net sales	$ 211,881	$ 202,007
Cost of sales	179,265	172,705
Gross profit	32,616	29,302

Selling, general and administrative expenses	25,218	24,355

Operating income	7,398	4,947

Other expense (income):
Interest expense	1,506	1,233
Other expense (income), net	(26)	(371)

Other expense (income), net	1,480	862

Earnings before income taxes	5,918	4,085
Income tax expense	2,012	1,542

Net earnings	$ 3,906	$ 2,543

Basic and diluted net earnings per common share	$ 0.24	$ 0.15

See accompanying Notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries
Consolidated Balance Sheets

Dollars in thousands
	September 30,	July 1,
	2000	2000
	(unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 120	$ 85
Accounts receivable, less allowance for doubtful	63,220	59,541
accounts of $1,886 and $1,628
Inventories	108,244	110,980
Income taxes receivable	-	323
Other current assets	3,975	2,709
Total current assets	175,559	173,638

Property, plant and equipment, net	99,915	102,070
Deferred income taxes	1,259	2,910
Other assets	4,417	4,897
Total Assets	$ 281,150	$ 283,515

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt	$ 6,299	$ 6,052
Excess checks over bank balances	13,031	14,014
Trade accounts payable	21,847	24,627
Accrued payroll and related benefits	14,891	15,148
Other accrued expenses	15,079	12,659
Deferred income taxes	6,920	8,725
Total current liabilities	78,067	81,225

Long-term debt, excluding current maturities	50,229	51,036
Other liabilities and deferred credits	7,652	7,250

Shareholders' equity
Common stock, no par value	67,119	66,961
Additional paid-in capital	2,974	2,974
Retained earnings	77,975	74,069
Accumulated other comprehensive loss, net of taxes	(2,866)	-
Total shareholders' equity	145,202	144,004
Total Liabilities and Shareholders' Equity	$ 281,150	$ 283,515

See accompanying notes to Consolidated Financial Statements.

WLR Foods, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholder's
Dollars in thousands	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at July 1, 2000	16,172	$ 66,961	$ 2,974	$ 74,069	-	$ 144,004
Comprehensive Income:
Net earnings	-	-	-	3,906	-	3,906
Net deferred loss on option
contracts, net of tax effect
of $1,476	-	-	-	-	(2,866)	(2,866)
Total Comprehensive Income						1,040
Common stock issued	37	158	-	-	-	158
Balance at September 30, 2000	16,209	$ 67,119	$ 2,974	$ 77,975	$ (2,866)	$ 145,202

WLR Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Thirteen weeks ended
(unaudited)	September 30,	October 2,
Dollars in thousands	2000	1999

Cash Flows from Operating Activities:
Net earnings	$ 3,906	$ 2,543
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
Depreciation and amortization	4,583	4,831
Gain on sales of property, plant and equipment	(4)	(131)
Deferred income taxes	1,322	(1,172)
Payment on closed option contracts	(4,342)	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,679)	654
(Increase) decrease in inventories	2,736	(5,749)
(Increase) decrease in other current assets	(943)	350
(Increase) decrease in long term assets	275	(44)
Decrease in accounts payable	(2,780)	(483)
Increase (decrease) in accrued expenses and other	2,566	(1,874)

Net cash provided by (used in ) operating activities	3,640	(1,075)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2,237)	(2,254)
Proceeds from sales of property, plant and equipment	18	241

Net cash used in investing activities	(2,219)	(2,013)

Cash flows from Financing Activities:
Proceeds from issuance of revolver and long-term debt	206,081	199,213
Payments on revolver and long-term debt	(206,642)	(193,872)
Issuance of common stock	158	146
Decrease in excess checks over bank balances	(983)	(2,351)

Net cash provided by (used in) financing activities	(1,386)	3,136

Increase in cash and cash equivalents	35	48
Cash and cash equivalents at beginning of period	85	210

Cash and cash equivalents at end of period	$ 120	$ 258

Supplemental cash flow information:
Cash paid for :
Interest	$ 1,381	$ 1,146
Income taxes	78	456

The Company considers all highly liquid investments with maturities of 3 months or less at purchase to be cash equivalents.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
WLR Foods, Inc. and Subsidiaries

1.     Accounting Policies

The consolidated financial statements presented herein, include the accounts of WLR Foods Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2000; the consolidated statements of operations for the thirteen weeks ended September 30, 2000 and October 2, 1999; the consolidated statement of shareholders' equity and comprehensive income (loss) for the thirteen weeks ended September 30, 2000, and the consolidated statements of cash flows for the thirteen weeks ended September 30, 2000 and October 2, 1999 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring accruals and the use of estimates. Interim results are not necessarily indicative of results for the entire fiscal year.

The consolidated financial statements and notes are presented in conformity with the requirements for Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes.

The Company’s unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended July 1, 2000. In both, the accounting policies and principles used are consistent in all material respects.

2. Inventories

A summary of inventories at September 30, 2000 and July 1, 2000 follows:
	(unaudited)
	September 30,	July 1,
Dollars in thousands	2000	2000

Live poultry and breeder flocks	$ 48,412	$ 51,283
Processed poultry and meat products	35,313	30,655
Packaging supplies, parts and other	12,873	12,654
Feed, grain and eggs	11,646	16,388

Total inventories	$ 108,244	$ 110,980

3.     Earnings per share

The following is a reconciliation between the calculation of basic and diluted net earnings per share:

	13 Weeks Ended
In thousands, except for per share data	September 30,	October 2,
	2000	1999
Basic EPS Computation
Numerator - Net earnings	$ 3,906	$ 2,543

Denominator:
Common shares outstanding	16,193	16,550
Effect of outstanding stock warrants	320	302

Basic weighted average common shares outstanding	16,513	16,852

Basic earnings per common share	$ 0.24	$ 0.15

Diluted EPS Computation
Numerator - Net earnings	$ 3,906	$ 2,543

Denominator:
Common shares outstanding	16,193	16,550
Effect of outstanding stock options	3	5
Effect of outstanding stock warrants	320	302

Diluted weighted average common shares outstanding	16,516	16,857

Diluted earnings per common share	$ 0.24	$ 0.15

4.  Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement establishes accounting and reporting standards for derivative instruments and activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.   The implementation of this statement in the first quarter of fiscal 2001 resulted in a charge of approximately $2.9 million to accumulated other comprehensive loss, representing the deferred losses, net of tax, on grain options and futures contracts at September 30, 2000.

5.     Segment Information

The Company has two reportable segments: Chicken and Turkey. The third segment, Other, includes revenues from the Company’s protein conversion plants, unallocated corporate-related items and other miscellaneous items. Chicken segment revenues are primarily sales of chicken-related products, such as retail tray pack items, whole birds cut up for fast-food restaurants and portion-controlled products for foodservice distributors. Turkey segment revenues are primarily sales of turkey related products and further processed products, including both turkey and chicken items, produced at the Company’s further processing plants. These items include fresh and frozen whole birds and parts, including retail tray pack items, turkey burgers and a full line of further processed products, including deli meats, frankfurters and salads. To better utilize its feed manufacturing capabilities, the Company sells feed to other users, primarily from its Marshville, North Carolina feedmill. Each segment is evaluated by management based on operating profit (loss) and net earnings (loss).

Administrative services provided by the corporate offices are primarily allocated to the individual segments based on levels of inventories and property, plant and equipment. Due to certain assets that are shared between segments, management evaluates assets and capital expenditures on a consolidated basis; therefore, such information is not presented on a segment basis.

The following tables set forth specific operating information about each segment as reviewed by the Company’s management. Net earnings (loss) for segment reporting is prepared on the same basis as that used for consolidated net earnings (loss).

				Elimina -
Dollars in thousands	Chicken	Turkey	Other	tions	Total

Thirteen Weeks ended September 30, 2000
External segment revenues	$ 106,978	$ 102,835	$ 2,068	$ -	$ 211,881
Intersegment revenues	-	-	3,080	(3,080)	-
Total revenues	106,978	102,835	5,148	(3,080)	211,881

Interest expense	757	776	-	(27)	1,506
Interest income	-	1	27	(27)	1
Income taxes	158	1,444	410	-	2,012
Net earnings	306	2,802	798	-	3,906
Depreciation expense	2,438	1,635	305	-	4,378

Thirteen Weeks ended October 2, 1999
External segment revenues	$ 102,351	$ 97,771	$ 1,885	$ -	$ 202,007
Intersegment revenues	-	-	3,143	(3,143)	-
Total revenues	102,351	97,771	5,028	(3,143)	202,007

Interest expense	627	629	-	(23)	1,233
Interest income	-	98	58	(23)	133
Income taxes (benefit)	(37)	1,020	559	-	1,542
Net earnings (loss)	(61)	1,682	922	-	2,543
Depreciation expense	2,524	1,762	329	-	4,615

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

WLR Foods, Inc. (the Company) is a fully integrated poultry production, processing and marketing business with operations in Virginia, West Virginia, Pennsylvania and North Carolina.

On September 27, 2000, the Company entered into an Agreement and Plan of Merger with Pilgrim’s Pride Corporation (Pilgrim’s) whereby the Company will become a wholly-owned subsidiary of Pilgrim’s and the Company’s shareholders will receive $14.25 cash for each share of Company common stock owned by them at the effective time of the merger. The Company’s Board of Directors has unanimously approved the agreement. The agreement is subject to regulatory and shareholder approvals and other customary closing conditions. The merger is expected to be completed as soon as practicable thereafter.

Summary of Performance

Operating income for the first quarter of fiscal 2001 was $7.4 million, an increase of $2.5 million when compared to the same quarter last year. The increase is primarily due to approximately $1.6 million of improvements in turkey sales mix and profitability, increased turkey commodity pricing of $1.1 million, improvements in live bird performance of $1.1 million and other net improvements of approximately $2.4 million, partially offset by decreased chicken segment pricing of $1.5 million, and higher grain costs approximating $2.2 million.

Results of Operations

The Company’s results are reported on a consolidated basis. Portions of the following discussions of operating results pertain to the chicken and turkey segments, which account for over 99% of the Company’s revenues. Any revenues and expenses not included in the chicken and turkey segments are reported in the Company’s other segment for purposes of segment reporting.

Net sales for the quarter were $211.9 million, an increase of $9.9 million, or 4.9% from the first quarter of fiscal 2000. The $9.9 million improvement is from increases in chicken, turkey and other segment net sales of $4.6 million, $5.1 million and $0.2 million, respectively.

In the chicken segment, the increase in net sales of $4.6 million, or 4.5%, to $107.0 million in the first quarter of fiscal 2001 is due to increased poultry product sales of $5.2 million, partially offset by decreases in other sales, primarily feed, of $0.6 million. The $5.2 million increase, or 5.2%, in net sales of poultry products, primarily chicken, resulted in first quarter poultry product sales of $104.0 million for fiscal 2001. The 5.2% increase is the result of a volume increase of 6.7%, partially offset by a price decrease of 1.5%.

The turkey segment net sales increase of $5.1 million, or 5.2%, to $102.8 million in sales for the first quarter of fiscal 2001 is primarily from increased poultry product sales. Poultry products, primarily value-added and commodity turkey products, are the largest component of turkey segment revenues. Poultry product sales in the turkey segment increased 5.0%, or $4.8 million, to $102.2 million in the first quarter of fiscal 2001. The 5.0% increase is the result of a volume increase of 1.9%, coupled with a price increase of 3.1%.

Cost of sales were $179.3 million, an increase of $6.6 million, or 3.8% from the first quarter of fiscal 2000. In the chicken segment, cost of sales increased 4.2%, or $3.9 million, to $95.6 million in the first quarter of fiscal 2001. This increase is primarily attributable to increased production and higher grain costs, partially offset by improved live bird performance and decreased processing costs. Cost of sales in the turkey segment increased 2.9%, or $2.3 million, to $82.5 million in the first quarter of fiscal 2001. This increase is primarily the result of planned shifts in production to more profitable, higher-cost, value-added products and increased grain costs. Cost of sales in the other segment increased $0.4 million during the first quarter of fiscal 2001.

Gross profit was $32.6 million, an increase of $3.3 million, or 11.3% from the same quarter last year. Improved turkey sales mix provided additional gross profits of approximately $1.6 million. Increases in commodity turkey prices of $1.1 million were offset by chicken market decreases of approximately $1.5 million. Improved live bird performance provided an additional $1.1 million. Other improvements of approximately $3.2 million in gross profits were primarily the result of increased chicken sales, higher plant utilization, and other feed ingredient inventory and formulations. Higher grain costs for soybean meal of approximately $3.0 million, partially offset by lower corn costs of approximately $0.8 million, decreased profits by $2.2 million during the quarter.

Selling, general and administrative expenses for the first quarter were $25.2 million, an increase of $0.9 million, or 3.5% when compared to the same quarter last year. The increase is primarily due to additional promotional spending as a result of increased sales volumes in chicken and value-added products.

Interest expense was $1.5 million for the first quarter of fiscal 2001, an increase of $0.3 million, or approximately 22%, when compared to the same quarter in fiscal 2000. The increase is the result of higher interest rates and slightly higher debt levels throughout the period.

Net earnings were $3.9 million, or $0.24 per diluted share, for the first quarter of fiscal 2001, an increase of $1.4 million as compared to the net earnings of $2.5 million, or $0.15 per diluted share, for the first quarter of fiscal 2000. Net earnings from the chicken and turkey segments increased $0.4 million and $1.1 million, respectively, offset partially by decreased net earnings in other segment of $0.1 million.

Financial Condition and Liquidity

Accounts receivable increased $3.7 million and total inventory is $2.7 million lower at the end of the first quarter of fiscal 2001 when compared to the end of fiscal year 2000. Live and feed inventories decreased $2.9 million and $4.7 million, respectively, partially offset by increased processed and supply inventories of $4.7 million and $0.2 million, respectively.

Total debt to total capital at the end of the first quarter of fiscal 2001 was 28.0%, a slight improvement from 28.4% at the end of fiscal 2000. Debt levels decreased $0.6 million during the quarter, from $57.1 million at fiscal 2000 year-end to $56.5 million at the end of the first quarter of fiscal 2001. The decrease is primarily the result of $3.6 million in cash flow from operations and $0.2 million from issuance of Company stock, partially offset by $2.2 million in capital expenditures and a $1.0 million in reduction of excess checks over bank balances.

Capital Resources

The Company’s capital spending for the quarter was $2.2 million. The majority of the capital spending was primarily for the replacement of existing equipment and for safety and regulatory requirements. Depreciation expense was $4.4 million for the quarter. Projected capital spending for fiscal 2001 is expected to range from $12 to $15 million for normal replacements and upgrades of existing facilities.

Accounting Matters

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement establishes accounting and reporting standards for derivative instruments and activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.   The implementation of this statement in the first quarter of fiscal 2001 resulted in a charge of approximately $2.9 million to accumulated other comprehensive loss, representing the deferred losses, net of tax, on grain options and futures contracts at September 30, 2000.

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

Interest Rate Sensitivity

The Company hedges exposures to changes in interest rates on certain of its financial instruments. The Company may enter into interest rate cap agreements to effectively limit the Company's exposure to increases in interest rates. As of September 30, 2000, there were no outstanding  interest rate cap agreements.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

Liabilities:							Fair
Dollars in thousands	2001	2002	2003	2004	2005	Total	Value

Liabilities:
Long-term debt, including Current Portion
Fixed Rate	$183	$215	$89	$94	$50	$631	$631
Average interest rate	6.00%	6.00%	6.00%	6.00%		6.00%	6.00%

Variable Rate	$4,575	$51,322	$0	$0	$0	$55,897	$55,897
Average interest rate	8.26%	8.45%	-	-	-	8.43%

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

There were no outstanding futures contracts, grain options or forward purchasing contracts on September 30, 2000.

PART II.      OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

See attached Exhibit Index

(b) Form 8-K

                           Reporting Date September 27, 2000. Item Reported - Item 5, Other Events. WLR Foods, Inc. announced that it had signed a definitive agreement with Pilgrim’s Pride for the sale of the outstanding stock of WLR Foods in a cash merger valued at approximately $300,000,000, or $14.25 per common share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed this 14th day of November, 2000 by the Registrant's principal financial officer who is also authorized by the Registrant to sign on its behalf.

WLR FOODS, INC.

  /s/  Dale S. Lam
Dale S. Lam, Chief Financial Officer
and duly authorized signator for Registrant

EXHIBIT INDEX

Exhibit No.                     Description
    27                              Financial Data Schedule